Form 10-Q
period 2022-09-30
Archrock, Inc.
filed 2022-11-03
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of the common stock of the registrant outstanding as of October 26, 2022: 155,611,630 shares.

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q (this “Form 10–Q”) contains “forward–looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Form 10–Q are forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward–looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10–Q. Although we believe that the expectations reflected in these forward–looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward–looking statements include the risk factors described in our Annual Report on Form 10–K for the year ended December 31, 2021 (the “Form 10–K) and those set forth from time to time in our filings with the United States Securities and Exchange Commission (the “SEC”), which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov.

All forward–looking statements included in this Form 10–Q are based on information available to us on the date of this Form 10–Q. Except as required by law, we undertake no obligation to publicly update or revise any forward–looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward–looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10–Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,042	$1,569
Accounts receivable, net of allowance of $1,487 and $2,152, respectively	127,334	104,931
Inventory	84,091	72,869
Other current assets	6,817	7,201
Total current assets	220,284	186,570
Property, plant and equipment, net	2,214,666	2,226,526
Operating lease right-of-use assets	16,089	17,491
Intangible assets, net	39,019	47,887
Contract costs, net	32,598	25,418
Deferred tax assets	37,001	47,879
Other assets	37,051	28,384
Assets of discontinued operations	8,893	9,811
Total assets	$2,605,601	$2,589,966

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89,602	$38,920
Accrued liabilities	97,021	82,517
Deferred revenue	7,707	3,817
Total current liabilities	194,330	125,254
Long-term debt	1,498,895	1,530,825
Operating lease liabilities	14,286	15,940
Deferred tax liabilities	1,076	1,136
Other liabilities	19,330	17,505
Liabilities of discontinued operations	7,868	7,868
Total liabilities	1,735,785	1,698,528

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 163,412,780 and 161,482,852 shares issued, respectively	1,633	1,615
Additional paid-in capital	3,453,720	3,440,059
Accumulated deficit	(2,497,002)	(2,463,114)
Accumulated other comprehensive loss	—	(984)
Treasury stock: 7,801,150 and 7,417,401 common shares, at cost, respectively	(88,535)	(86,138)
Total stockholders' equity	869,816	891,438
Total liabilities and stockholders' equity	$2,605,601	$2,589,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Contract operations	$170,497	$158,911	$500,451	$488,810
Aftermarket services	43,171	36,255	126,246	97,402
Total revenue	213,668	195,166	626,697	586,212

Cost of sales (excluding depreciation and amortization):
Contract operations	71,694	61,280	204,550	184,032
Aftermarket services	35,833	30,652	106,181	83,925
Total cost of sales (excluding depreciation and amortization)	107,527	91,932	310,731	267,957

Selling, general and administrative	30,500	28,839	85,964	80,000
Depreciation and amortization	39,953	45,280	124,348	135,185
Long-lived and other asset impairment	4,154	5,121	16,217	15,154
Restructuring charges	—	313	—	1,953
Interest expense	25,177	25,508	74,879	82,711
Gain on sale of assets, net	(12,695)	(15,393)	(33,755)	(29,549)
Other (income) expense, net	(585)	337	(52)	(1,634)
Income before income taxes	19,637	13,229	48,365	34,435
Provision for income taxes	4,266	3,925	14,527	12,210
Net income	$15,371	$9,304	$33,838	$22,225

Basic and diluted earnings per common share	$0.10	$0.06	$0.21	$0.14

Weighted average common shares outstanding:
Basic	153,550	152,158	153,168	151,615
Diluted	153,687	152,297	153,297	151,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$15,371	$9,304	$33,838	$22,225
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	—	585	574	2,547
Amortization of dedesignated interest rate swap	—	431	410	431
Total other comprehensive income, net of tax	—	1,016	984	2,978
Comprehensive income	$15,371	$10,320	$34,822	$25,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Unaudited Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at June 30, 2022	163,385,390	$1,633	$3,450,603	$(2,489,814)	$—	(7,740,919)	$(88,504)	$873,918
Treasury stock purchased	—	—	—	—	—	(3,636)	(31)	(31)
Cash dividends ($0.145 per common share	—	—	—	(22,559)	—	—	—	(22,559)
Shares issued under employee stock purchase plan ("ESPP")	27,390	—	167	—	—	—	—	167
Stock-based compensation, net of forfeitures	—	—	2,998	—	—	(56,595)	—	2,998
Net proceeds from issuance of common stock	—	—	(48)	—	—	—	—	(48)
Net income	—	—	—	15,371	—	—	—	15,371
Balance at September 30, 2022	163,412,780	$1,633	$3,453,720	$(2,497,002)	$—	(7,801,150)	$(88,535)	$869,816

Balance at June 30, 2021	161,339,554	$1,613	$3,434,224	$(2,433,553)	$(3,044)	(7,278,449)	$(85,419)	$913,821
Treasury stock purchased	—	—	—	—	—	(92,540)	(663)	(663)
Cash dividends ($0.145 per common share	—	—	—	(22,506)	—	—	—	(22,506)
Shares issued under ESPP	22,425	—	175	—	—	—	—	175
Stock-based compensation, net of forfeitures	97,426	1	2,899	—	—	(31,199)	—	2,900
Comprehensive income:
Net income	—	—	—	9,304	—	—	—	9,304
Other comprehensive income	—	—	—	—	1,016	—	—	1,016
Balance at September 30, 2021	161,459,405	$1,614	$3,437,298	$(2,446,755)	$(2,028)	(7,402,188)	$(86,082)	$904,047

Archrock, Inc.

Unaudited Condensed Consolidated Statements of Equity (continued)

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2021	161,482,852	$1,615	$3,440,059	$(2,463,114)	$(984)	(7,417,401)	$(86,138)	$891,438
Treasury stock purchased	—	—	—	—	—	(276,342)	(2,397)	(2,397)
Cash dividends ($0.435 per common share)	—	—	—	(67,726)	—	—	—	(67,726)
Shares issued under ESPP	66,236		462	—	—	—	—	462
Stock-based compensation, net of forfeitures	1,416,672	14	9,021	—	—	(107,407)	—	9,035
Net proceeds from issuance of common stock	447,020	4	4,178	—	—	—	—	4,182
Comprehensive income:
Net income	—	—	—	33,838	—	—	—	33,838
Other comprehensive income	—	—	—	—	984	—	—	984
Balance at September 30, 2022	163,412,780	$1,633	$3,453,720	$(2,497,002)	$—	(7,801,150)	$(88,535)	$869,816

Balance at December 31, 2020	160,014,960	$1,600	$3,424,624	$(2,401,988)	$(5,006)	(7,052,769)	$(83,673)	$935,557
Treasury stock purchased	—	—	—	—	—	(277,316)	(2,409)	(2,409)
Cash dividends ($0.435 per common share)	—	—	—	(66,992)	—	—	—	(66,992)
Shares issued under ESPP	66,541	—	546	—	—	—	—	546
Stock-based compensation, net of forfeitures	1,020,756	10	8,731	—	—	(72,103)	—	8,741
Net proceeds from issuance of common stock	357,148	4	3,397	—	—	—	—	3,401
Comprehensive income:
Net income	—	—	—	22,225	—	—	—	22,225
Other comprehensive income	—	—	—	—	2,978	—	—	2,978
Balance at September 30, 2021	161,459,405	$1,614	$3,437,298	$(2,446,755)	$(2,028)	(7,402,188)	$(86,082)	$904,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$33,838	$22,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,348	135,185
Long-lived and other asset impairment	16,217	15,154
Inventory write-downs	1,040	621
Amortization of operating lease right-of-use assets	2,407	2,922
Amortization of debt issuance costs	3,864	8,839
Amortization of debt premium	(1,504)	(1,504)
Amortization of dedesignated interest rate swap	410	431
Interest rate swaps	631	2,866
Stock-based compensation expense	9,035	8,741
Provision for credit losses	(28)	151
Gain on sale of assets, net	(5,535)	(10,604)
Gain on sale of business	(28,220)	(18,945)
Deferred income tax provision	13,624	11,778
Amortization of contract costs	14,211	15,523
Deferred revenue recognized in earnings	(15,709)	(8,081)
Changes in operating assets and liabilities:
Accounts receivable, net	(29,130)	(2,133)
Inventory	(8,339)	(5,994)
Other assets	697	1,326
Contract costs	(22,486)	(11,481)
Accounts payable and other liabilities	37,251	33,626
Deferred revenue	19,614	8,167
Other	96	(88)
Net cash provided by operating activities	166,332	208,725

Cash flows from investing activities:
Capital expenditures	(171,032)	(70,881)
Proceeds from sale of property, equipment and other assets	13,348	24,683
Proceeds from sale of business	99,785	83,075
Proceeds from insurance and other settlements	3,353	977
Investments in unconsolidated entities	(12,000)	—
Net cash (used in) provided by investing activities	(66,546)	37,854

Cash flows from financing activities:
Borrowings of long-term debt	579,483	522,751
Repayments of long-term debt	(611,983)	(695,751)
Payments of debt issuance costs	—	(2,451)
Payments for settlement of interest rate swaps that include financing elements	(1,334)	(3,283)
Dividends paid to stockholders	(67,726)	(66,992)
Net proceeds from issuance of common stock	4,182	3,401
Proceeds from stock issued under ESPP	462	546
Purchases of treasury stock	(2,397)	(2,409)
Net cash used in financing activities	(99,313)	(244,188)
Net increase in cash and cash equivalents	473	2,391
Cash and cash equivalents, beginning of period	1,569	1,097
Cash and cash equivalents, end of period	$2,042	$3,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. GENERAL

Description of Business

Archrock, Inc. (individually and together with its wholly owned subsidiaries, “we,” “our” or us”) is an energy infrastructure company with a primary focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the energy industry throughout the United States (the “U.S.”) and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our predominant segment, contract operations, primarily includes designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Policies (“GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished reflects all normal recurring adjustments necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Form 10–K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

NOTE 2. DISPOSITIONS

In September 2022, we completed the sale of certain contract operations customer service agreements and approximately 390 compressors, comprising approximately 100,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer–related and contract–based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We received cash consideration of $44.3 million for the sale and recorded a gain on the sale of $11.5 million during the three months and nine months ended September 30, 2022.

In May 2022, we completed the sale of certain contract operations customer service agreements and approximately 380 compressors, comprising approximately 70,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer–related and contract–based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We received cash consideration of $55.5 million for the sale and recorded a gain on the sale of $16.7 million during the nine months ended September 30, 2022.

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3. INVENTORY

Inventory is comprised of the following:

	September 30, 2022	December 31, 2021
Parts and supplies	$67,459	$63,628
Work in progress	16,632	9,241
Inventory	$84,091	$72,869

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	September 30, 2022	December 31, 2021
Compression equipment, facilities and other fleet assets	$3,243,488	$3,273,770
Land and buildings	44,056	43,540
Transportation and shop equipment	90,116	92,490
Computer hardware and software	77,357	76,908
Other	5,518	6,229
Property, plant and equipment	3,460,535	3,492,937
Accumulated depreciation	(1,245,869)	(1,266,411)
Property, plant and equipment, net	$2,214,666	$2,226,526

NOTE 5. EQUITY INVESTMENTS

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment–by–investment basis at initial recognition.

In April 2022, we agreed to acquire for cash a 25% equity interest in Ecotec International Holdings, LLC. (“ECOTEC”), a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment (see Note 16). As of September 30, 2022, our ownership interest in ECOTEC is 19%, which is included in Other assets in our unaudited condensed consolidated balance sheets.

Changes in the fair value of this investment are recognized in Other (income) expense, net in our unaudited condensed consolidated statements of operations.

NOTE 6. HOSTING ARRANGEMENTS

We have hosting arrangements that are service contracts related to the cloud migration of our Enterprise Resource Planning (“ERP”) system and cloud services for our mobile workforce, telematics and inventory management tools.

As of September 30, 2022 and December 31, 2021, we had $15.1 million and $12.7 million, respectively, of capitalized implementation costs related to these hosting arrangements included in Other assets in our unaudited condensed consolidated balance sheets. Accumulated amortization was $2.1 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively.

Included in Selling, general and administrative in our unaudited condensed consolidated statements of operations is amortization of $0.6 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively.

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7. LONG–TERM DEBT

Long–term debt is comprised of the following:

	September 30, 2022	December 31, 2021
Credit Facility	$202,000	$234,500

6.25% senior notes due April 2028
Principal outstanding	800,000	800,000
Unamortized debt premium	11,031	12,536
Unamortized debt issuance costs	(9,158)	(10,406)
	801,873	802,130

6.875% senior notes due April 2027
Principal outstanding	500,000	500,000
Unamortized debt issuance costs	(4,978)	(5,805)
	495,022	494,195

Long-term debt	$1,498,895	$1,530,825

Our $750.0 million asset–based revolving Credit Facility, as amended (the “Credit Facility”), matures in November 2024. As of September 30, 2022, there were $5.8 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under our Credit Facility, excluding the effect of interest rate swaps, was 5.5% and 2.6% at September 30, 2022 and December 31, 2021, respectively. We incurred $0.5 million of commitment fees on the daily unused amount of the Credit Facility in each of the three months ended September 30, 2022 and 2021 and $1.5 million in each of the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, we were in compliance with all covenants under our Credit Facility agreement. As a result of the Credit Facility’s financial ratio requirements, $486.4 million of the $542.2 million of undrawn capacity was available for additional borrowings as of September 30, 2022.

In February 2021, we amended our Credit Facility to, among other things, reduce the aggregate revolving commitment from $1.25 billion to $750.0 million and adjust certain financial ratios. We wrote off $4.9 million of unamortized deferred financing costs as a result of the amendment, which was recorded to interest expense in our unaudited condensed consolidated statements of operations during the nine months ended September 30, 2021.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

Additionally, we are substantially self–insured for workers’ compensation and employee group health claims in view of the relatively high per–incident deductibles we absorb under our insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We are also self–insured for property damage to our offshore assets.

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In August 2021, Hurricane Ida caused operational disruptions, damage to compressors and a temporary shutdown of facilities in Louisiana that negatively impacted our financial performance. At December 31, 2021, we had an insurance recovery receivable of $2.8 million related to the facility and compressor damages, which we received in cash during the three months ended March 31, 2022. In September 2022, we received $0.4 million of business interruption insurance recovery proceeds, which resolved the remainder of our insurance claims related to Hurricane Ida.

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2022 and December 31, 2021, we had $3.9 million and $5.8 million, respectively, accrued for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

In 2021, one of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. As of both September 30, 2022 and December 31, 2021, we had $0.6 million accrued for this audit.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Equity Distribution Agreement

During the nine months ended September 30, 2022, we sold 447,020 shares of common stock for net proceeds of $4.2 million pursuant to an Equity Distribution agreement, dated February 23, 2021, entered into with Wells Fargo Securities, LLC and BofA Securities, Inc., as sales agents, relating to the at–the–market offer and sale of shares of our common stock from time to time (the “Equity Distribution Agreement”). During the nine months ended September 30, 2021, we sold 357,148 shares of common stock under this program for net proceeds of $3.4 million.

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2022 and 2021:

	Dividends per
	Common Share	Dividends Paid
2022
Q3	$0.145	$22,559
Q2	0.145	22,494
Q1	0.145	22,673

2021
Q4	$0.145	$22,351
Q3	0.145	22,506
Q2	0.145	22,331
Q1	0.145	22,155

On October 27, 2022, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on November 15, 2022 to stockholders of record at the close of business on November 8, 2022.

Accumulated Other Comprehensive Loss

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive loss consists of changes in the fair value of our interest rate swap derivative instruments, net of tax. See Note 15 for further details on our interest rate swap derivative instruments.

The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning accumulated other comprehensive loss	$—	$(3,044)	$(984)	$(5,006)
Other comprehensive income, net of tax:
Loss recognized in other comprehensive income	—	(458)	(405)	(529)
Loss reclassified from accumulated other comprehensive loss to interest expense	—	1,474	1,389	3,507
Total other comprehensive income	—	1,016	984	2,978
Ending accumulated other comprehensive loss	$—	$(2,028)	$—	$(2,028)

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue from contracts with customers by segment (see Note 18) and disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Contract operations:
0 ― 1,000 horsepower per unit	$38,967	$41,576	$121,298	$134,413
1,001 ― 1,500 horsepower per unit	72,463	66,138	208,161	201,454
Over 1,500 horsepower per unit	58,818	51,018	170,297	152,360
Other (1)	249	179	695	583
Total contract operations revenue (2)	170,497	158,911	500,451	488,810

Aftermarket services:
Services	23,528	19,249	66,666	53,149
Over–the–counter (“OTC”) parts and components sales	19,643	17,006	59,580	44,253
Total aftermarket services revenue (3)	43,171	36,255	126,246	97,402

Total revenue	$213,668	$195,166	$626,697	$586,212
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $0.7 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of September 30, 2022, we had $282.3 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2027 as follows:

	2022	2023	2024	2025	2026	2027	Total
Remaining performance obligations	$99,377	$122,031	$46,882	$12,870	$919	$192	$282,271

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As of September 30, 2022 and December 31, 2021, our receivables from contracts with customers, net of allowance for credit losses, were $118.9 million and $84.7 million, respectively.

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

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Our allowance for credit losses balance changed as follows during the nine months ended September 30, 2022:

Balance at December 31, 2021	$2,152
Provision for credit losses	(28)
Write-offs charged against allowance	(637)
Balance at September 30, 2022	$1,487

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer–specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of September 30, 2022 and December 31, 2021, our contract liabilities were $8.3 million and $4.4 million, respectively.

During the nine months ended September 30, 2022, we deferred revenue of $19.6 million and recognized deferred revenue of $15.7 million. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

NOTE 11. STOCK–BASED COMPENSATION

We grant various forms of stock–based compensation to our employees and non–employee directors. These stock–based awards can consist of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance–based RSUs, other stock–based awards and dividend equivalent rights. We recognize stock–based compensation expense related to restricted stock awards, RSUs, performance–based RSUs and shares issued under our ESPP.

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the stock–based compensation expense recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Equity award expense	$2,998	$2,900	$9,035	$8,741
Liability award expense	24	127	904	1,121
Total stock-based compensation expense	$3,022	$3,027	$9,939	$9,862

The following table presents our restricted stock activity in the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)	Per Share
Non-vested restricted stock, December 31, 2021	2,578	$10.35
Granted	1,861	9.03
Vested	(1,152)	10.25
Canceled	(244)	9.28
Non-vested restricted stock, September 30, 2022 (1)	3,043	$9.67
(1)	Comprised of 508 cash-settled units and 2,534 stock–settled awards and units.

As of September 30, 2022, there was $17.1 million of unrecognized stock–based compensation expense which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 12. LONG–LIVED AND OTHER ASSET IMPAIRMENT

We review long–lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

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

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Idle compressors retired from the active fleet	25	60	100	175
Horsepower of idle compressors retired from the active fleet	23,000	24,000	80,000	61,000
Impairment recorded on idle compressors retired from the active fleet	$4,149	$5,120	$16,205	$14,964

See Note 16 for additional information.

NOTE 13. INCOME TAXES

Valuation Allowance

The amount of our deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three–year cumulative loss is present or both. Should we no longer have a level of sustained profitability, excluding nonrecurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely net operating loss, interest limitation and tax credit carryforwards. This may result in the need to record a valuation allowance against all or a portion of our deferred tax assets.

Effective Tax Rate

The year-to-date effective tax rate for the nine months ended September 30, 2022 differed significantly from our statutory rate primarily due to unrecognized tax benefits and the limitation on executive compensation.

Unrecognized Tax Benefits

As of September 30, 2022, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to September 30, 2023 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

Impact of New Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (Public Law Number 117–169). This legislation is expected to have an immaterial impact to our unaudited condensed consolidated financial statements.

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 14. EARNINGS PER COMMON SHARE

Basic net income (loss) per common share is computed using the two–class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two–class method, basic net income (loss) per common share is determined by dividing net income (loss), after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock–settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, only distributed earnings (dividends) are allocated to participating securities, as participating securities do not have a contractual obligation to participate in our undistributed losses.

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, performance–based RSUs and stock to be issued pursuant to our ESPP unless their effect would have been anti–dilutive.

The following table shows the calculation of net income attributable to common stockholders, which is used in the calculation of basic and diluted earnings per common share, potential shares of common stock that were included in computing diluted earnings per common share and the potential shares of common stock issuable that were excluded from computing diluted earnings per common share as their inclusion would have been anti–dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$15,371	$9,304	$33,838	$22,225
Allocation of earnings to participating securities	(294)	(456)	(1,114)	(909)
Net income attributable to common stockholders	$15,077	$8,848	$32,724	$21,316

Weighted average common shares outstanding used in basic earnings per common share	153,550	152,158	153,168	151,615
Effect of dilutive securities:
Restricted stock units	131	138	125	152
ESPP shares	6	1	4	2
Weighted average common shares outstanding used in diluted earnings per common share	153,687	152,297	153,297	151,769

On exercise of options where exercise price is greater than average market price for the period	—	15	—	27

NOTE 15. DERIVATIVES AND HEDGING

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

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

The remaining $175.0 million notional value of our interest rate swaps were designated as (highly effective) cash flow hedging instruments until their expiration. Changes in the fair value of cash flow hedging instruments are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our unaudited condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions unless the derivative contract contains a significant financing element, in which case, the cash settlements for those derivatives are classified as cash flows from financing activities.

The following table presents the effect of our derivative instruments on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total amount of interest expense in which the effects of cash flow hedges and undesignated interest rate swaps are recorded	$25,177	$25,508	$74,879	$82,711

Interest rate swaps designated as cash flow hedging instruments:
Pre-tax loss recognized in other comprehensive income	$—	$(581)	$(512)	$(670)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	—	(1,867)	(1,758)	(4,440)

Interest rate swaps not designated as hedging instruments:
Gain recognized in interest expense	$—	$532	$523	$532

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the effect of our derivative instruments on our unaudited condensed consolidated balance sheets:

	September 30, 2022	December 31, 2021
Interest rate swaps designated as cash flow hedging instruments
Accrued liabilities	$—	$727

Interest rate swaps not designated as hedging instruments
Accrued liabilities	—	523

Total derivative liabilities	$—	$1,250

Please see Note 9 and Note 16 for additional details on our derivative instruments.

16. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

During the nine months ended September 30, 2022, we acquired a 19% equity interest in ECOTEC. We have elected the fair value option to account for this investment. The investment is valued at its transaction price, unless and until there is a significant change in the investment, such as an impairment or an additional investment. The investment’s fair value is reviewed periodically and is classified as a Level 3 measurement. As of September 30, 2022, the fair value of our investment in ECOTEC was as follows:

September 30, 2022
Investment in ECOTEC	$12,000

Interest Rate Swaps

Prior to their expiration in the first quarter of 2022, our interest rate swap derivative instruments were valued quarterly based on the income approach (discounted cash flows) using market observable inputs, including LIBOR forward curves. These fair value measurements were classified as Level 2. The following table presents our derivative position measured at fair value on a recurring basis, with pricing levels as of the date of valuation:

	September 30, 2022	December 31, 2021
Derivative liabilities	$—	$1,250

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months and nine months ended September 30, 2022, we recorded nonrecurring fair value measurements of $4.1 million and $16.2 million, respectively, related to our idle compressors (see Note 12). Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. The fair value of our compressors impaired in 2022 and 2021 was as follows:

	September 30, 2022	December 31, 2021
Impaired compressors	$1,548	$4,380

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

These fair value measurements are classified as Level 3. The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of September 30, 2022	$0 - $621 per horsepower	$44 per horsepower
As of December 31, 2021	$0 - $621 per horsepower	$35 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 56% and 64% as of September 30, 2022 and December 31, 2021, respectively.

Other Financial Instruments

The carrying amounts of our cash, accounts receivable and accounts payable approximate fair value due to the short–term nature of these instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to the variable interest rate. The measurement of the fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

	September 30, 2022	December 31, 2021
Carrying amount of fixed rate debt (1)	$1,296,895	$1,296,325
Fair value of fixed rate debt	1,155,760	1,361,000
(1)	Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 7.

NOTE 17. RELATED PARTY TRANSACTIONS

Old Ocean Reserves, LP (“Old Ocean Reserves”), formerly JDH Capital Holdings, L.P., an affiliate of our customer Hilcorp Energy Company (“Hilcorp”), has the right to designate one director to serve on our board of directors as long as Old Ocean Reserves or its successors (together with its affiliates) owns at least 7.5% of our outstanding common stock. As of September 30, 2022, Old Ocean Reserves owned 10.8% of our outstanding common stock. Jason C. Rebrook, Chief Executive Officer and Director of Harvest Midstream Company, a Hilcorp affiliate, has served as Old Ocean Reserves’ representative director since July 2020.

Revenue from Hilcorp was $9.2 million and $9.5 million during the three months ended September 30, 2022 and 2021, respectively, and $27.8 million and $28.6 million during the nine months ended September 30, 2022 and 2021, respectively. Accounts receivable, net due from Hilcorp was $3.2 million and $3.7 million as of September 30, 2022 and December 31, 2021, respectively.

NOTE 18. SEGMENT INFORMATION

We manage our business segments primarily based on the type of product or service provided. We have two segments: contract operations and aftermarket services. Our contract operations segment primarily provides natural gas compression services to meet specific customer requirements. Our aftermarket services segment provides a full range of services to support the compression needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. All of our operations are located in the U.S.

Archrock, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We evaluate the performance of our segments based on gross margin, defined as revenue less cost of sales (excluding depreciation and amortization) for each segment. Segment revenue includes only sales to external customers.

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
	Operations	Services	Total
Three months ended September 30, 2022
Revenue	$170,497	$43,171	$213,668
Gross margin	98,803	7,338	106,141

Three months ended September 30, 2021
Revenue	$158,911	$36,255	$195,166
Gross margin	97,631	5,603	103,234

Nine months ended September 30, 2022
Revenue	$500,451	$126,246	$626,697
Gross margin	295,901	20,065	315,966

Nine months ended September 30, 2021
Revenue	$488,810	$97,402	$586,212
Gross margin	304,778	13,477	318,255

The following table reconciles total gross margin to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total gross margin	$106,141	$103,234	$315,966	$318,255
Less:
Selling, general and administrative	30,500	28,839	85,964	80,000
Depreciation and amortization	39,953	45,280	124,348	135,185
Long-lived and other asset impairment	4,154	5,121	16,217	15,154
Restructuring charges	—	313	—	1,953
Interest expense	25,177	25,508	74,879	82,711
Gain on sale of assets, net	(12,695)	(15,393)	(33,755)	(29,549)
Other (income) expense, net	(585)	337	(52)	(1,634)
Income before income taxes	$19,637	$13,229	$48,365	$34,435

NOTE 19. SUBSEQUENT EVENTS

On October 3, 2022, we acquired an additional equity interest in ECOTEC, which increased our total ownership interest to 23%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in this Form 10–Q, as well as our Form 10–K.

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

Recent Business Developments

Dispositions

In September 2022, we completed the sale of certain contract operations customer service agreements and approximately 390 compressors, comprising approximately 100,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We received cash consideration of $44.3 million for the sale and recorded a gain on the sale of $11.5 million during the three months and nine months ended September 30, 2022.

In May 2022, we completed the sale of certain contract operations customer service agreements and approximately 380 compressors, comprising approximately 70,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We received cash consideration of $55.5 million for the sale and recorded a gain on the sale of $16.7 million during the nine months ended September 30, 2022.

Investment in ECOTEC

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions monitoring and management. As of September 30, 2022, our equity interest was 19%. See Note 5 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information about this investment.

Operating Highlights

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total available horsepower (at period end)(1)	3,747	3,913	3,747	3,913
Total operating horsepower (at period end)(2)	3,353	3,196	3,353	3,196
Average operating horsepower	3,355	3,225	3,304	3,298
Horsepower utilization:
Spot (at period end)	89%	82%	89%	82%
Average	88%	82%	86%	82%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non–GAAP Financial Measures

Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non–GAAP financial measure of gross margin.

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general & administrative (“SG&A”) activities, our financing methods and income taxes. In addition, depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly–titled measure of other entities because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restructuring charges, interest expense, gain on sale of assets, net, other (income) expense, net and provision for income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non–GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$15,371	$9,304	$33,838	$22,225
Selling, general and administrative	30,500	28,839	85,964	80,000
Depreciation and amortization	39,953	45,280	124,348	135,185
Long-lived and other asset impairment	4,154	5,121	16,217	15,154
Restructuring charges	—	313	—	1,953
Interest expense	25,177	25,508	74,879	82,711
Gain on sale of assets, net	(12,695)	(15,393)	(33,755)	(29,549)
Other (income) expense, net	(585)	337	(52)	(1,634)
Provision for income taxes	4,266	3,925	14,527	12,210
Gross margin	$106,141	$103,234	$315,966	$318,255

RESULTS OF OPERATIONS

Summary of Results

Revenue was $213.7 million and $195.2 million during the three months ended September 30, 2022 and 2021, respectively, and $626.7 million and $586.2 million during the nine months ended September 30, 2022 and 2021, respectively. The increases in consolidated revenue during these periods were primarily due to increased revenue from both our contract operations business and aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $15.4 million and $9.3 million during the three months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by a higher gross margin from both our aftermarket services business and our contract operations business and decreased depreciation and amortization expense, partially offset by increased SG&A and lower gain on sale of assets, net.

Net income was $33.8 million and $22.2 million during the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by a higher gross margin from our aftermarket services business, decreased depreciation and amortization expense and interest expense and an increased gain on sale of assets, net, partially offset by a lower gross margin from our contract operations business and higher SG&A.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Contract Operations

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
Revenue	$170,497	$158,911	7%
Cost of sales (excluding depreciation and amortization)	71,694	61,280	17%
Gross margin	$98,803	$97,631	1%
Gross margin percentage (1)	58%	61%	(3)%
(1)	Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to an increase in average operating horsepower and higher rates in response to improving market conditions, partially offset by the impact of the strategic dispositions in 2021 and 2022. Average operating horsepower for the three months ended September 30, 2022 increased when compared with the three months ended September 30, 2021 before adjusting for the dispositions.

Despite the increase in revenue, the increase in gross margin in our contract operations business was partially offset by our increase in cost of sales. Start–up, maintenance, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2021 and 2022.

Aftermarket Services

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
Revenue	$43,171	$36,255	19%
Cost of sales (excluding depreciation and amortization)	35,833	30,652	17%
Gross margin	$7,338	$5,603	31%
Gross margin percentage	17%	15%	2%

Revenue in our aftermarket services business increased primarily due to higher parts sales and service activities, as the market recovery drove an increase in customer demand.

Gross margin increased in our aftermarket services business as a result of increased revenue partially offset by the associated increase in cost of sales, which was primarily driven by the same increases in parts sales and service activities.

Costs and Expenses

	Three Months Ended
	September 30,
	2022	2021
Selling, general and administrative	$30,500	$28,839
Depreciation and amortization	39,953	45,280
Long-lived and other asset impairment	4,154	5,121
Restructuring charges	—	313
Interest expense	25,177	25,508
Gain on sale of assets, net	(12,695)	(15,393)
Other (income) expense, net	(585)	337
Provision for income taxes	4,266	3,925
Effective tax rate	22%	30%

Selling, general and administrative. The increase in SG&A was primarily due to a $1.1 million increase in employee compensation costs and a $0.9 million increase in information technology expense related to increased amortization of capitalized implementation costs and increased service agreement costs related to the substantial completion of our process and technology transformation project at the end of 2021.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to the impact of assets reaching the end of their depreciable lives and compression and other asset sales, partially offset by the impact of fixed asset additions.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended September 30, 2022 and 2021, we recognized $4.2 million and $5.1 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 12 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information about these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	September 30,
	2022	2021
Idle compressors retired from the active fleet	25	60
Horsepower of idle compressors retired from the active fleet	23,000	24,000
Impairment recorded on idle compressors retired from the active fleet	$4,149	$5,120

Interest expense. The decrease in interest expense was due to a lower average outstanding balance of long–term debt, partially offset by a higher average interest rate as a result of the expiration of our interest rate swaps in the first quarter of 2022.

Gain on sale of assets, net. The net gain on sale of assets during the three months ended September 30, 2022 was primarily the result of the $11.5 million of gain recognized on the September 2022 disposition of assets and gains of $1.2 million recognized on sales of other compression, transportation and shop assets during the period.

The net gain on sale of assets during the three months ended September 30, 2021 was primarily the result of the $13.0 million of gain recognized on the July 2021 disposition of assets and gains of $2.2 million recognized in on other compression asset sales during the period.

Provision for income taxes. The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended September 30, 2022 compared with the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Contract Operations

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
Revenue	$500,451	$488,810	2%
Cost of sales (excluding depreciation and amortization)	204,550	184,032	11%
Gross margin	$295,901	$304,778	(3)%
Gross margin percentage	59%	62%	(3)%

Revenue in our contract operations business increased primarily due to higher rates and an increase in average operating horsepower in response to improving market conditions, partially offset by the impact of the strategic dispositions in 2021 and 2022. Average operating horsepower for the nine months ended September 30, 2022 increased when compared with the nine months ended September 30, 2021 before adjusting for the dispositions.

Despite the increase in revenue, the decrease in gross margin in our contract operations business reflects the impact of a larger increase in cost of sales. Start–up, maintenance, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2021 and 2022.

Aftermarket Services

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
Revenue	$126,246	$97,402	30%
Cost of sales (excluding depreciation and amortization)	106,181	83,925	27%
Gross margin	$20,065	$13,477	49%
Gross margin percentage	16%	14%	2%

Revenue in our aftermarket services business increased primarily due to higher parts sales and service activities, as the market recovery drove an increase in customer demand.

Gross margin in our aftermarket services business increased due to an increase in revenue and despite an increase in cost of sales, which was primarily driven by the same increases in parts sales and service activities.

Costs and Expenses

	Nine Months Ended
	September 30,
	2022	2021
Selling, general and administrative	$85,964	$80,000
Depreciation and amortization	124,348	135,185
Long-lived and other asset impairment	16,217	15,154
Restructuring charges	—	1,953
Interest expense	74,879	82,711
Gain on sale of assets, net	(33,755)	(29,549)
Other (income), net	(52)	(1,634)
Provision for income taxes	14,527	12,210
Effective tax rate	30%	35%

Selling, general and administrative. The increase in SG&A was primarily due to a $2.0 million increase in sales and use tax resulting from audit settlements reached during the nine months ended September 30, 2021, a $1.7 million increase in information technology expense related to increased amortization of capitalized implementation costs and increased service agreement costs related to the substantial completion of our process and technology transformation project at the end of 2021, a $0.9 million increase in employee compensation costs and a $0.9 million increase in higher travel and meeting expenses.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to the impact of assets reaching the end of their depreciable lives, compression and other asset sales and impairments, partially offset by the impact of fixed asset additions.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the nine months ended September 30, 2022 and 2021, we recognized $16.2 million and $15.2 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 12 in our Notes to Unaudited Condensed Consolidated Financial Statements for additional information about these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Nine Months Ended
	September 30,
	2022	2021
Idle compressors retired from the active fleet	100	175
Horsepower of idle compressors retired from the active fleet	80,000	61,000
Impairment recorded on idle compressors retired from the active fleet	$16,205	$14,964

Interest expense. The decrease in interest expense was due to the $4.9 million write–off of unamortized deferred financing costs related to the amendment of our Credit Facility in the first quarter of 2021 and a lower average outstanding balance of long–term debt, offset by a higher average interest rate as a result of the expiration of our interest rate swaps in the first quarter of 2022.

Gain on sale of assets, net. The net gain on sale of assets during the nine months ended September 30, 2022 was primarily the result of the $28.2 million of gains recognized on the May 2022 and September 2022 dispositions of assets and gains of $5.6 million recognized on sales of other compression, transportation and shop assets during the period.

The net gain on sale of assets during the nine months ended September 30, 2021 was primarily the result of the $19.0 million of gains recognized on the February 2021 and July 2021 dispositions of assets and gains of $8.6 million recognized on other compression asset sales during the period.

Provision for income taxes. The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

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

Projected Capital Expenditures. We currently plan to spend approximately $230 million to $235 million in capital expenditures during 2022, primarily consisting of approximately $150 million for growth capital expenditures and approximately $70 million to $75 million for maintenance capital expenditures. The increase in 2022 capital expenditures, particularly growth capital expenditures, as compared to 2021 is due to increased investment in new compression equipment as a result of higher customer demand.

Dividends

On October 27, 2022, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on November 15, 2022 to stockholders of record at the close of business on November 8, 2022. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Sources of Cash

Revolving Credit Facility

During the nine months ended September 30, 2022 and 2021, our Credit Facility had an average debt balance of $228.9 million and $310.9 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 5.5% and 2.6% at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, there were $5.8 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%.

As of September 30, 2022, we were in compliance with all covenants under our Credit Facility. As a result of the facility’s financial ratio requirements, $486.4 million of the $542.2 million of undrawn capacity was available for additional borrowings as of September 30, 2022.

Equity Distribution Agreement

During the nine months ended September 30, 2022 and 2021, we sold 447,020 and 357,148 shares of common stock for net proceeds of $4.2 million and $3.4 million, respectively, pursuant to the Equity Distribution Agreement.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$166,332	$208,725
Investing activities	(66,546)	37,854
Financing activities	(99,313)	(244,188)

Operating Activities

The decrease in net cash provided by operating activities was primarily due to increased cash outflow for cost of sales, contract costs, and SG&A, as well as decreased cash inflow from accounts receivable. Partially offsetting these decreases in operating cash were increased cash inflow from revenue and deferred revenue.

Investing Activities

The change in net cash used in (provided by) investing activities was primarily due to a $100.2 million increase in capital expenditures and the $12.0 million investment made in unconsolidated entities during the nine months ended September 30, 2022. These cash outflows were partially offset by an increase of $5.4 million in proceeds from business dispositions and other sales of property, plant and equipment and an increase of $2.4 million in insurance and other settlements.

Financing Activities

The decrease in net cash used in financing activities was primarily due to $32.5 million of net repayments of long–term debt during the nine months ended September 30, 2022 compared with $173.0 million of net repayments of long–term debt during the nine months ended September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. We have previously used derivative instruments to manage our exposure to fluctuation in this variable interest rate; however, our interest rate swaps expired in the first quarter of 2022, and all borrowings under our Credit Facility are now subject to variable interest rates.

A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at September 30, 2022 would have resulted in an annual increase in our interest expense of $2.0 million.

ITEM 4. CONTROLS AND PROCEDURES

This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a–14 of the Exchange Act included in this Form 10–Q as Exhibits 31.1 and 31.2.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2022 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In the first quarter of 2022, we implemented a new ERP system, which replaced our existing core financial systems, resulting in changes to our financial close processes and procedures. As a result of the implementation, certain internal controls over financial reporting were automated, modified or implemented. While we believe the new ERP system will enhance our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of control design and effectiveness throughout 2022.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in our Form 10–K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the nine months ended September 30, 2022:

				Maximum
				Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
July 1, 2022 — July 31, 2022	2,919	$8.39	N/A	N/A
August 1, 2022 — August 31, 2022	717	8.25	N/A	N/A
September 1, 2022 — September 30, 2022	—	—	N/A	N/A
Total	3,636	8.36	N/A	N/A
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1

Composite Certificate of Incorporation of Archrock, Inc., as amended as of November 3, 2015, (incorporated by reference to Exhibit 3.3 to Archrock Inc.’s Annual Report on Form 10–K for the year ended December 31, 2015)

3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc., now Archrock, Inc. (incorporated by reference to Exhibit 3.1 of Archrock Inc.’s Current Report on Form 8–K filed on March 20, 2013)
3.3	Amendment No. 1 to Third Amended and Restated Bylaws of Archrock, Inc. (incorporated by reference to Exhibit 3.1 of Archrock Inc.’s Current Report on Form 8–K filed on May 5, 2020)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.1*	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S–T
104.1*	Cover page interactive data file (formatted in Inline XBRL) pursuant to Rule 406 of Regulation S–T

*      Filed herewith

**    Furnished, not filed

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

November 3, 2022