Form 10-K
period 2022-12-31
Archrock, Inc.
filed 2023-02-22
CIK 1389050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2022: $1.1 billion.

Number of shares of the common stock of the registrant outstanding as of February 15, 2023: 156,644,485 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

Table Archrock, Contents

Table Archrock, Contents

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Plan	2013 Stock Incentive Plan
2020 Plan	2020 Stock Incentive Plan
2022 Form 10–K	Annual Report on Form 10–K for the year ended December 31, 2022
2027 Notes	$500.0 million of 6.875% senior notes due April 2027
2028 Notes	$800.0 million of 6.25% senior notes due April 2028
AMNAX	Alerian Midstream Energy Index
AMZ	Alerian MLP Index
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly–owned subsidiaries
ASU	Accounting Standards Update
ASU 2016–13	ASU issued in June 2016, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020
ATM Agreement

Equity Distribution Agreement, dated February 23, 2021, entered into with Wells Fargo Securities, LLC and BofA Securities, Inc., as sales agents, relating to the at–the–market offer and sale of shares of our common stock from time to time

Bcf/d	Billion cubic feet per day
BoLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
Code	Internal Revenue Code of 1986, as amended
Congress	U.S. Congress
Credit Facility	$750.0 million asset–based revolving credit facility due November 2024
CWA	Clean Water Act
Debt Agreements	Credit Facility, 2027 Notes and 2028 Notes, collectively
DSDP	Directors’ Stock and Deferral Plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
ECOTEC	Ecotec International Holdings, LLC
EIA	U.S. Energy Information Administration
EIA Outlook	January 2023 EIA Short Term Outlook
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority
Financial Statements	Consolidated financial statements included in Part IV Item 15 of this 2022 Form 10–K
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MMb/d	Million barrels per day
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NSPS	New Source Performance Standards
OSHA	Occupational Safety and Health Act
OTC	Over–the–counter, as related to aftermarket services parts and components
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
POTUS	President of the United States of America

Table Archrock, Contents

ppb	Parts per billion
RCRA	Resource Conservation and Recovery Act
ROU	Right–of–use, as related to operating leases
S&P 500	S&P 500 Composite Stock Price Index
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin–off	Spin–off of our international contract operations, international aftermarket services and global fabrication businesses, completed in into a standalone public company operating as Exterran Corporation
U.S.	United States of America
VOC	Volatile organic compounds
WACC	Weighted average cost of capital
Working Group	Working Group on the Social Cost of Greenhouse Gases

Table Archrock, Contents

FORWARD–LOOKING STATEMENTS

This 2022 Form 10–K contains “forward–looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this 2022 Form 10–K are forward–looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the effects of the COVID–19 pandemic on our business, operations, customers and financial condition; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward–looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2022 Form 10–K. Although we believe that the expectations reflected in these forward–looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from those in these forward–looking statements are described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2022 Form 10–K.

All forward–looking statements included in this 2022 Form 10–K are based on information available to us on the date of this 2022 Form 10–K. Except as required by law, we undertake no obligation to publicly update or revise any forward–looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward–looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2022 Form 10–K.

Table Archrock, Contents

PART I

ITEM 1. BUSINESS

We were incorporated in February 2007 as a wholly–owned subsidiary of Universal Compression Holdings, Inc. In August 2007, Universal Compression Holdings, Inc. and Hanover Compressor Company merged into our wholly–owned subsidiaries and we became Exterran Holdings, Inc., the parent entity of Universal Compression Holdings, Inc. and Hanover Compressor Company. In November 2015, we completed the spin–off of our international contract operations, international aftermarket services and global fabrication business into a standalone public company operating as Exterran Corporation, and we were renamed “Archrock, Inc.”

We are an energy infrastructure company with a primary focus on midstream natural gas compression and a commitment to helping our customers produce, compress and transport natural gas in a safe and environmentally responsible way. We are the leading provider of natural gas compression services to customers in the energy industry throughout the U.S., in terms of total compression fleet horsepower, and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must–run service that is essential to the production, processing, transportation and storage of natural gas. Our mission to help our customers deliver natural gas, an affordable and cleaner energy source, to a variety of critical industries, to generate electricity and to directly heat and power our homes, is more critical than ever.

We operate in two business segments:

•	Contract Operations – Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.
•	Aftermarket Services – Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment, including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

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

Compression is typically required throughout the natural gas production and transportation cycle, including at the wellhead, throughout gathering and distribution systems, into and out of processing and storage facilities and along intrastate and interstate pipelines. Our service offerings focus primarily on midstream applications, with 79% of our operating fleet being used in the gathering and processing cycle stages. The remaining 21% of our operating fleet is used in gas lift applications.

Wellhead and Gathering Systems. Natural gas compression is used to transport natural gas from the wellhead through the gathering system. At some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well, allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on–site compression equipment. Compression equipment is also used to increase the efficiency of a low–capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

Table Archrock, Contents

Processing Applications. Compressors may be used in combination with natural gas production and processing equipment to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants. Processing applications typically utilize multiple large horsepower compressors.

Gas Lift Applications. Compression is used to reinject natural gas into producing oil wells to help lift liquids to the surface, which is known as natural gas lift. These applications utilize low– to mid–range horsepower compression equipment located at or near the wellhead or large horsepower compression equipment of over 1,000 horsepower for a centralized gas lift system servicing multiple wells.

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

During the years ended December 31, 2022, 2021 and 2020, we generated 80%, 83% and 84%, respectively, of our total revenue from contract operations.

Table Archrock, Contents

Compression Fleet

The compressors that we own and use to provide contract operations services are predominantly large horsepower, which we define as greater than 1,000 horsepower per unit, and consist primarily of reciprocating compressors driven by natural gas–powered engines. Additionally, we provide a small but growing number of electric motor–driven compressors. Our fleet is largely standardized around major components and key suppliers, which minimizes our fleet operating costs and maintenance capital requirements, reduces inventory costs, facilitates low–cost compressor resizing and improves technical proficiency in our maintenance and overhaul operations, which in turn allows us to achieve higher uptime while maintaining lower operating costs.

All of our compressors are designed to automatically shut down if operating conditions deviate from a pre–determined range and are also equipped with telematic devices that enable us to remotely monitor the units. We maintain field service locations from which our field technicians service and overhaul our fleet. Our equipment undergoes routine and preventive maintenance in accordance with our established maintenance schedules, standards and procedures, which we update as technology changes and as our operations group develops new techniques and procedures to better service our equipment. In our experience, these maintenance practices maximize equipment life and unit availability, minimize emissions, minimize avoidable downtime and reduce the overall maintenance expenditures over the equipment life. As of December 31, 2022, the average age of our operating fleet was 11 years.

The following table summarizes the size of our natural gas compression fleet as of December 31, 2022:

		Aggregate
	Number	Horsepower	% of
	of Units	(in thousands)	Horsepower
0 — 1,000 horsepower per unit	1,494	585	16%
1,001 — 1,500 horsepower per unit	1,361	1,840	49%
Over 1,500 horsepower per unit	638	1,301	35%
Total	3,493	3,726	100%

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

Term and Termination. Our customers typically contract for our contract operations services on a site–by–site basis that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which generally ranges from 12 to 48 months, contract operations services generally continue on a month–to–month basis until terminated by either party with 30 days’ advance notice.

Fees and Expenses. Our customers pay a fixed monthly fee for our contract operations services, which generally is based on the amount of horsepower associated with a specific application, and are required to pay a reduced monthly fee during periods of limited or disrupted natural gas flows. We are typically responsible for the costs and expenses associated with our compression equipment except for fuel gas, which is provided by our customers.

Service Standards and Specifications. We provide contract operations services according to the particular specifications of each job, as set forth in the applicable contract. These are typically turn–key service contracts under which we supply all services and support and use our compression equipment to provide the contract operations services necessary for a particular application. In certain circumstances, if the availability of our services does not meet certain percentages specified in our contracts, our customers are generally entitled, upon request, to specified credits against our service fees.

Table Archrock, Contents

Title and Risk of Loss. We own and retain title to or have an exclusive possessory interest in all compression equipment used to provide contract operations services and we generally bear risk of loss for such equipment to the extent the loss is not caused by gas conditions, our customers’ acts or omissions or the failure or collapse of the customer’s over–water job site upon which we provide the contract operations services.

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

Aftermarket Services Overview

Our aftermarket services business sells parts and components and provides operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment. We believe that we are particularly well–qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, our aftermarket services business provides opportunities to cross–sell our contract operations business. During the years ended December 31, 2022, 2021 and 2020, we generated 20%, 17% and 16%, respectively, of our total revenue from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

Large horsepower. We have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. As of December 31, 2022, 84% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale wells, which are generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling, which brings multiple wells to a single well site with larger volumes of gas, (iii) increasing well lateral lengths, which increase natural gas flow through gas gathering systems, and (iv) high probability drilling programs that allow for efficient infrastructure planning.

Excellent customer service. We operate in a relationship–driven, service–intensive industry and therefore need to provide superior customer service. We believe that our regionally–based network, local presence, experience and in–depth knowledge of our customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of reliability for the services we provide in order to maximize uptime and our customers’ production levels. We guarantee our customers 98% availability in all of our contract operations service agreements, and during the year ended December 31, 2022, our availability was 99.1%. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flows through superior customer service and after–market support.

Superior safety performance. We believe our collective safety performance is pivotal to the success of our business and is of primary importance to our customers. We have a strong safety culture and a proven ability to safely manage our business in a variety of commodity and economic environments. Our safety–centric culture has consistently produced industry–leading safety performance for many years, including a 2022 total recordable incident rate of 0.32.

Large and stable customer base. We have strong relationships with a deep base of midstream companies and natural gas and crude oil producers. Our contract operations revenue base is sourced from approximately 340 customers operating throughout all major U.S. natural gas and crude oil producing regions.

Table Archrock, Contents

Fee–based cash flows. We charge a fixed monthly fee for our contract operations services and a reduced monthly fee during periods of limited or disrupted natural gas flows. Our compression packages, on average, operate at a customer location for approximately four years. We believe this fee structure and the longevity of our operations reduces volatility and enhances the stability and predictability of our cash flows.

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

Financial resilience and flexibility. We have historically shown and are committed to maintaining capital discipline and financial strength, which is critical in a cyclical industry and business such as ours. Maintaining ample liquidity and a prudent balance sheet supports our ability to continue to deliver on our long–term strategies and positions us to take advantage of future growth opportunities as they arise.

Technology Transformation. As of the end of 2021, we had completed several major phases of a process and technology transformation project that enables us to harness technology in all aspects of our business to drive operational efficiencies and enhance our value proposition to our customers. Our investments have focused on the automation of workflows, integration of digital and mobile tools for our field service technicians and expanded remote monitoring capabilities of our compressor fleets. This project, among other things, has helped us achieve increased asset uptime, improved the efficiency of our field service technicians, improved our supply chain and inventory management and reduced our emissions and carbon footprint, thereby improving our profitability as discussed further below in “Business Strategies.”

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

Capitalize on the long–term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long–standing customer relationships and our large compression fleet will enable us to capitalize on what we believe are favorable long–term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional oil and natural gas production, decreasing natural reservoir pressures and expected increased natural gas demand in the U.S. from the growth of liquefied natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses.

Improve profitability. We are focused on increasing productivity and optimizing our processes. Between 2019 and 2021, we invested in a process and technology transformation project that replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. During 2022, our focus shifted to the integration of our process and technology transformation project into our operations, which we expect will lower our internal costs and improve our profitability over time. Implementing telematics and advanced data analysis across our fleet has enabled us to respond more quickly and optimally to downtime events, minimize prolonged troubleshooting, prevent unnecessary unit touches and stops, which are the primary cause of wear and tear of the

Table Archrock, Contents

equipment, and, ultimately, predict failures before they occur. We expect this will increase the number of units a field service technician can oversee and also reduce vehicle miles traveled and fuel consumption, thereby also reducing emissions.

In addition, we continue to focus on increasing the percentage of large horsepower equipment within our fleet in order to capitalize on the trends that have been driving, and that we believe will continue to drive, demand for large horsepower units. As part of this strategy, we sold approximately 341,000 and 147,000 non–core horsepower during the years ended December 31, 2022 and 2021, respectively, which drove an increase in our large operating horsepower from 77% of our fleet as of December 31, 2020, to 84% as of December 31, 2022.

Optimize our business to generate attractive returns. We plan to continue to invest in strategically growing our business both organically and through third–party acquisitions. We see opportunities to grow our contract operations business over the long term by putting idle units back to work and profitably adding new horsepower in key growth areas. In addition, because a large amount of compression equipment is owned by natural gas and crude oil producers, processors, gatherers, transporters and storage providers, we believe there will be additional opportunities for our aftermarket services business to provide services and parts to support the operation of this equipment.

Oil and Natural Gas Industry Cyclicality and Volatility

Demand for our products and services is correlated to natural gas and crude oil production. Fluctuations in energy prices can affect the levels of expenditures by our customers, production volumes and ultimately, demand for our products and services, however, we believe our contract operations business is typically less impacted by commodity prices for the following reasons:

•	fee–based contracts minimize our direct commodity price exposure;
•	the natural gas we use as fuel for our compression packages is supplied by our customers, further reducing our direct exposure to commodity price risk;
•	compression services are a necessary part of midstream energy infrastructure that facilitate the transportation of natural gas through gathering systems;
•	our contract operations business is tied primarily to oil and natural gas production, transportation and consumption, which are generally less cyclical in nature than exploration and new well drilling and completion activities;
•	the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas–producing basins and the increased percentage of natural gas production from unconventional sources; and
•	our compression packages operate at a customer location for an average of approximately four years, during which time our customers are generally required to pay a fixed monthly fee for our contract operations services or a reduced monthly fee during periods of limited or disrupted natural gas flows.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Sales and Marketing

Our marketing and client service functions are coordinated and performed by our sales and field service personnel. Salespeople, application engineers and field service personnel qualify, analyze and scope new compression applications as well as regularly visit our customers to ensure customer satisfaction, determine customer needs as to services currently being provided and ascertain potential future compression services requirements. This ongoing communication allows us to respond swiftly to customer requests.

Table Archrock, Contents

Customers

Our customer base consists primarily of companies engaged in all aspects of the oil and gas natural industry, including large integrated and independent oil and natural gas, processors, gatherers and transporters. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for their compression needs. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. During the years ended December 31, 2022, 2021 and 2020, our five most significant customers collectively accounted for 32%, 31% and 28%, respectively, of our contract operations and aftermarket services revenue. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2022, 2021 and 2020.

Suppliers

We have pricing agreements in place with all of our primary suppliers of compression equipment, parts and services, including Ariel Corporation, Waukesha Pearce Industries and Caterpillar, Inc. and its distributors, and work closely with these key suppliers on value engineering, to lower total lifecycle cost and improve equipment reliability. Though we rely on these suppliers to a significant degree, we believe alternative sources for compression equipment, parts and services are generally available.

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

The primary U.S. federal environmental laws to which our operations are subject include the CAA and regulations thereunder, which regulate air emissions; the CWA and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the RCRA and regulations thereunder, which regulate the management and disposal of hazardous and non–hazardous solid wastes; and the CERCLA and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the OSHA and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

Table Archrock, Contents

Air Emissions

The CAA and analogous state laws and their implementing regulations regulate emissions of air pollutants from various sources, including natural gas compressors, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre–approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our standard contract operations agreement typically provides that the customer will assume permitting responsibilities and certain environmental risks related to site operations.

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

While the EPA in 2020 adopted deregulatory amendments to the 2016 rule that removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane–specific requirements for production and processing facilities, that 2020 rulemaking was voided by action of Congress and the President effective June 30, 2021. As a result, the 2016 rules became effective again immediately. Further, in November 2021, the EPA proposed the framework for more stringent methane rules for newer sources, along with emissions standards that will for the first time be applicable to existing sources, with both a supplemental rule proposal by the EPA and a separate BoLM rule proposal addressing methane emissions on public lands issued in November 2022. Among the newly proposed methane requirements that may impact our operations broader applicability to compression equipment relative to the existing rules, increased work practices and inspection requirements and mandates for certain new zero–emissions equipment.

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

National Ambient Air Quality Standards. On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non–attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. In June 2021, the EPA announced it will reconsider the December 2020 decision, with a decision expected in 2023. In a draft assessment in April 2022, the Clean Air Scientific Advisory Committee favored maintaining the 2015 NAAQS ozone standard. Those decisions have been subject to judicial challenge. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan involving new NAAQS standards.

Table Archrock, Contents

General. New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows. Notably, opposition to energy development and infrastructure projects has led to regulatory and judicial challenges to new facilities, including compression facilities, in states such as Massachusetts and Virginia. While we have not directly faced any such challenges to the facilities at which we provide contract operations and know of no pending or threatened efforts targeting those facilities, expanded opposition to energy infrastructure, including facilities at which we provide contract operations or in the future might otherwise have an opportunity to provide contract operations, could potentially give rise to material impacts in the future.

Climate Change

Climate change legislation and regulatory initiatives may arise from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane.

Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases. Energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. Almost half of the states, either individually or through multi–state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state–level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our natural gas–powered compressors could become subject to greenhouse gas–related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate–focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative action by Congress also occurred in August 2022 with the Inflation Reduction Act, which provides $391 billion in funding for research and development and incentives for low–carbon energy production methods, carbon capture, and other programs directed at encouraging de–carbonization and addressing climate change.

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

In an executive order issued on January 20, 2021, the POTUS asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The current administration adopted an interim social cost of carbon of $51 per ton in February 2021, with an updated cost figure of $190 per ton, as suggested by the EPA, expected to be announced by the Interagency Working Group in April 2023. That figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals; such efforts have been the subject of a series of judicial challenges, which have been largely unsuccessful to date. At this

Table Archrock, Contents

time, we cannot determine whether the administration’s efforts on social cost or other interagency climate efforts will lead to any particular actions that give rise to a material adverse effect on our business, financial condition, results of operations and cash flows.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In April 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. greenhouse gas emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements—such as the EPA’s proposed methane rules—that may be needed to achieve those commitments. Relatedly, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. With the exception of the proposed methane rules discussed above, we cannot predict whether re–entry into the Paris Agreement or pledges made in connection therewith will result in any particular new regulatory requirements or whether such requirements will cause us to incur material costs.

Although it is not currently possible to predict how these executive orders, national commitments or any proposed or future greenhouse gas or climate change legislation or regulation promulgated by Congress, the states or multi–state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Four of our facilities have applied for and obtained industrial wastewater discharge permits and/or have sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. The definition of “waters of the United States” and, relatedly, the scope of CWA jurisdiction, have been the subject of notable rulemaking efforts and judicial challenges over several decades. As a result of judicial and regulatory action, different approaches to the definitions adopted in 2015 and in 2020 by the EPA and the Army Corps of Engineers were stayed or vacated during 2021, with the effect of restoring to effectiveness rules and guidance from the mid–1980s. In October 2022, the U.S. Supreme Court heard arguments in a case on the appropriate scope of CWA jurisdiction; the outcome of that case may shape the administration’s approach to its ongoing jurisdictional rulemaking effort. In the meantime, in October 2022, the EPA and the Army Corps of Engineers announced a final rule intended to provide a legally durable definition of “waters of the United States” designed to clarify and stabilize the scope of the agencies’ jurisdictions. The final rule, which was published in the Federal Register in January 2023 and becomes effective on March 20, 2023, restores certain water protections that were in place prior to 2015 under the CWA for traditional navigable water, the territorial areas, interstate waters and upstream water resources that significantly affect those waters.

Table Archrock, Contents

Waste Management and Disposal

RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non–hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, used oil filters, sludges, paints, solvents and abrasive blasting materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub–contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At certain of such sites, we are currently working with the prior owners who have undertaken to monitor and clean up contamination that occurred prior to our acquisition of these sites. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

Occupational Safety and Health

We are subject to the requirements of the OSHA and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the safety and health of employees. The OSHA’s hazard communication standard, the EPA’s community right–to–know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.

The COVID–19 pandemic has largely run its course in the U.S. While we do have comprehensive pandemic–focused procedures in place, we relaxed many of the COVID–19–specific requirements in late 2022 in light of, among other things, our COVID–19 case trends and similar relaxation of restrictions and controls by local and federal government authorities, in reliance on the latest recommendations and assessments of relevant medical experts. If conditions change, such as we see an increase in the number of new COVID–19 cases or governmental and/or medical advice changes, we will carefully consider reimplementing appropriate procedures geared toward ensuring the health, safety and well–being of our employees, customer and vendors. At this time, we do not know if or how any additional developments with the pandemic, if any, or any regulatory initiatives adopted in response to any such developments, will affect our operations. We will continue to monitor and act in accordance with applicable law and in the best interests of our employees and those with whom we interact.

Human Capital

As of December 31, 2022, we employed approximately 1,100 employees in 15 states and conducted business in 41 states. None of our employees are subject to a collective bargaining agreement.

Table Archrock, Contents

We consider our employees to be our greatest asset and believe that our success depends on our ability to attract, develop and retain our employees. Diversity and inclusion are foundational to our leadership approach and our focus is on how our actions and the actions of our employees foster diversity and inclusion in our everyday activities at Archrock. We support diversity in hiring, as is reflected in the diversity of our Board of Directors, of which three of our seven independent directors are female or identify as a member of an underrepresented racial/ethnic group. Similarly, one–third of our executive leadership team is female and 29% of our total workforce is ethnically diverse.

We support gender and ethnic pay equity and believe we offer competitive and comprehensive compensation benefits packages that include bonuses, an employee stock purchase plan, a 401(k) plan with employer contribution, healthcare and insurance benefits, health savings and flexible spending accounts with employer contribution, paid time off (including 16 hours per year as paid time to volunteer), family leave, an employee assistance program and tuition assistance, among many others.

We believe in the ultimate goal of serving as the best corporate citizen possible and are dedicated to inspiring and empowering our employees to operate continuously according to our core values of safety, service, integrity, respect and pride. To that end, the Governance and Sustainability Committee of our Board of Directors provides oversight of our policies, practices and programs regarding the promotion of diversity and inclusion within our company and the health and safety of our employees and communities.

Learning and Talent Development

We invest significant resources to develop the talent needed to provide our industry–leading natural gas compression services. We work closely with suppliers to develop training programs for our field service technicians. Our field service technicians are supported by a dedicated training team and collectively completed over 40,500 hours of operational and technical training during 2022. Every new hire field employee enters a program whereby they are assigned an experienced mentor, for an average of six months, under whose direct supervision they apply their classroom learning in the real world setting.

In addition, we offer a number of non–technical, targeted skills–based and career–enhancing training programs, including technical orientation for non–technical employees, supervisor coaching, performance management and conflict resolution. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.

Safety, Health and Wellness

The success of our business is fundamentally connected to the well–being of our people and so we are committed to the safety, health and wellness of our employees.

Safety is a core value of our company, and safety performance is a key measure of success that has been included in our short–term incentive program for over 16 years. We actively promote the highest standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local and national regulations. “Stop the Job” is an adopted edict that establishes the obligation of and provides the authority to all employees to stop any task or operation where they perceive that a risk to people, the environment or assets is not properly controlled. We believe that all incidents are preventable and that through proper training, planning and hazard recognition, we can achieve a workplace with zero incidents. To this end, we created the TARGET ZERO program that includes over 90 safety and environmental procedures, and their necessary tools, equipment and training, that are designed to foster a mindset that integrates safety into every work process. Through this program, we achieved excellent safety performance, with a total recordable incident rate of 0.32 in 2022. While no incidents are acceptable, the incidents we experienced were extremely minor in nature and resulted in no lost time. It will be our continuous goal that we achieve a rate of zero in all future periods.

Table Archrock, Contents

We also provide our employees and their families with access to a variety of flexible and convenient health and wellness programs that support the maintenance or improvement of our employees’ physical and mental health and encourage engagement in healthy behaviors, including our employee–led RockFIT program that develops and sponsors corporate health and fitness challenges throughout the year.

Building Employee and Community Connections

We consider ourselves a member of every community in which we operate and believe that building connections between our employees, their families and our communities creates a more meaningful and enjoyable workplace. Our employees give generously and are passionate towards many causes, for which they receive 16 hours per year of paid time off to volunteer. Our employee–led Archrock Cares program brings together employees across functions and backgrounds to break down traditional corporate barriers and form strong bonds through the pursuit of shared interests and volunteering and giving opportunities across the country.

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and any amendments to those reports filed or furnished to the SEC pursuant to the Exchange Act are made available free of charge on our website, www.archrock.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website also includes our Code of Business Conduct, our Corporate Governance Principles and the charters of our audit, compensation and nominating and corporate governance committees. Information on our website is not incorporated by reference in this 2022 Form 10–K or any of our other securities filings.

Paper copies of our filings are also available free of charge from Archrock, Inc., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

ITEM 1A. RISK FACTORS

As described in “Forward–Looking Statements,” this 2022 Form 10–K contains forward–looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward–looking statements. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively impacted.

Industry and General Economic Risks

Pandemics and other public health crises, including the ongoing COVID–19 pandemic, may continue to negatively affect demand for our services, and may continue to have a material adverse impact on our financial condition, results of operations and cash flows.

Pandemics, such as the COVID–19 pandemic, or other public health crises could significantly impact public health, economic growth, supply chains and markets. While the magnitude and duration of potential social, economic and labor instability as a direct result of the COVID–19 pandemic cannot be estimated at this time, we continue to closely monitor the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. These effects may include adverse revenue and net income effects, disruptions to our operations and supply chain, customer shutdowns of oil and gas exploration and production, employee impacts from illness, school closures and other community response measures, and temporary inaccessibility or closures of our facilities or the facilities of our customers and suppliers.

Table Archrock, Contents

The extent to which our operating and financial results continue to be affected by the COVID–19 pandemic and may be affected by future pandemics or other public health crises will depend on various factors and consequences beyond our control, such as the duration and scope of such pandemic or public health crisis, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat any such pandemic or public health crisis. Any future pandemic or public health crisis may materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

An increase in inflation could have adverse effects on our results of operation.

Inflation continues to rise and has caused the Federal Reserve to raise interest rates with indications of future increases, which has created further uncertainty for the economy and for our customers. If inflationary pressures continue into 2023, this will increase our labor costs and the costs of parts, lube oil and other materials used in our operations. Continued inflation or an increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

Business and Operational Risks

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, we are substantially self–insured for workers’ compensation and employee group health claims in view of the relatively high per–incident deductibles we absorb under our insurance arrangements for these risks. We are also self–insured for property damage to our offshore assets. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

Table Archrock, Contents

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

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make accretive acquisitions either because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms or (iii) outbid by competitors, then our future growth and ability to maintain dividends could be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations.

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

Old Ocean Reserves, an affiliate of our customer Hilcorp, has the right to designate one director to serve on our Board of Directors as long as Old Ocean Reserves or it successors (together with its affiliates) owns at least 7.5% of our outstanding common stock. As of December 31, 2022, Old Ocean Reserves owned 10.8% of our outstanding common stock. Given its ownership level and board representation, Old Ocean Reserves may have some influence over our operations and strategic direction and may have interests that conflict with the interests of other equity and debt holders.

Table Archrock, Contents

While we paid quarterly dividends of $0.145 per share of common stock during the year ended December 31, 2022, there can be no assurance that we will pay dividends in the future.

We paid quarterly cash dividends of $0.145 per share of common stock during the year ended December 31, 2022. We cannot provide assurance that we will, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our Board of Directors would determine to use any of our net profits to pay a dividend.

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

As of December 31, 2022, we had $1.5 billion in outstanding debt obligations, net of unamortized debt premiums and unamortized deferred financing costs, outstanding under our Credit Facility and Senior Notes. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors.

Our substantial debt level and associated commitments could have important consequences to our liquidity, particularly to the extent our borrowing capacity becomes covenant restricted. For example, these commitments could:

•	make it more difficult for us to satisfy contractual obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;
•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based on our credit statistics;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and
•	limit our ability to incur indebtedness in the future.

Table Archrock, Contents

Covenants in our Debt Agreements may impair our ability to operate our business.

Our Debt Agreements contain various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings, limitations on the incurrence of indebtedness, investments, acquisitions, making loans, liens on assets, repurchasing equity, making dividends, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Debt Agreements also contain various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers.

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

If we were to anticipate non–compliance with these financial ratios, we may take actions to maintain compliance with them. These actions include reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends. Any of these measures may reduce the amount of cash available for payment of dividends and the funding of our business requirements, which could have an adverse effect on our business, operations, cash flows or the price of our common stock.

The breach of any of the covenants under the Debt Agreements could result in a default under the Debt Agreements, which could cause indebtedness under the Debt Agreements to become due and payable. If the repayment obligations under the Debt Agreements were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms and our financial position would be materially adversely affected. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform the obligations under the Debt Agreements could lead to a default under those agreements. Further, a default under one or more of the Debt Agreements would trigger cross–default provisions under the other Debt Agreements, which would accelerate our obligation to repay the indebtedness under those agreements.

As of December 31, 2022, we were in compliance with all covenants under the Debt Agreements.

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

Table Archrock, Contents

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

Borrowings under our Credit Facility are subject to variable interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt obligations. Any increase in our interest expense could negatively impact our results of operations and cash flows, including our ability to pay dividends in the future.

Our Credit Facility contains LIBOR benchmark replacement provisions. However, at this time, there can be no assurance as to whether any alternative benchmark or resulting interest rates may be more or less favorable than LIBOR or any other unforeseen impacts of the discontinuation of LIBOR. As a result, the proposals or consequences related to this transition could have a material adverse effect on our debt service obligations, financing costs, liquidity, financial condition, results of operations or cash flows and could impair our access to the financial markets.

Uncertainty relating to the phasing out of LIBOR may adversely affect the market value of our current or future debt obligations, including our Credit Facility.

Borrowings under our Credit Facility bear interest at a rate per annum of either, at our election, the U.S. dollar LIBOR rate for specified interest periods or a base rate, plus an applicable margin. The publication of U.S. dollar LIBOR rates for the most common tenors (overnight and one, three, six and twelve months) will cease publication on June 30, 2023. Our Credit Facility requires that we execute an amendment that establishes an alternate reference rate should the U.S. dollar LIBOR cease to be published (among other circumstances), to be agreed upon by us and the administrative agent under our Credit Facility and giving due consideration to the then-prevailing market convention for determining a rate of interest for syndicated loans in the U.S. at such time, with notice rights subject to objection by required lenders under the Credit Facility. Until an alternate reference rate is established, borrowings under our Credit Facility will be limited to base rate borrowings, which may bear a higher interest rate than LIBOR and, in turn, potentially increase our interest expense. Uncertainty regarding the continued use and reliability of LIBOR as a benchmark rate and uncertainty regarding its replacement could disrupt the financial markets or adversely affect arrangements tied to LIBOR.

The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in financial contracts. There can be no assurance that SOFR or any other alternative reference rate will perform in the same way as LIBOR would have at any time, including as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. Additionally, ARRC has recommended credit spread adjustments for use with SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. However, market acceptance of the ARRC–recommended credit spread adjustments, as opposed to no or alternative credit spread adjustments, has been mixed. Accordingly, we cannot predict whether changes related to the phase–out of LIBOR, including any credit spread adjustments, insufficient liquidity in the SOFR or alternative reference rate markets or other reforms, as they occur, will have an adverse effect on the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including the Credit Facility.

Table Archrock, Contents

Customer and Contract Risks

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and production activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. A reduction in borrowing bases under reserve–based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in a reduction in our customers’ spending for our products and services, which may result in their cancellation of contracts, the cancellation or delay of scheduled maintenance of their existing natural gas compression equipment, their determination not to enter into new natural gas compression service contracts or their determination to cancel or delay orders for our services. Furthermore, the loss by our midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. Any such action by our customers would reduce demand for our services. Reduced demand for our services could adversely affect our business, results of operations, financial condition and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay dividends to our common stockholders.

Our five most significant customers collectively accounted for 32%, 31% and 28% of our revenues during the years ended December 31, 2022, 2021 and 2020, respectively. Our services are provided to these customers pursuant to contract operations service agreements, which typically have an initial term of 12 to 48 months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

The length of our contract operations service agreements with customers varies based on operating conditions and customer needs. Our initial contract terms typically are not long enough to enable us to recoup the cost of the equipment we utilize to provide contract operations services, and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our contract operations services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenue and net income and could require us to record asset impairments. Moreover, we have limited ability to increase prices during our initial contract terms. As a result, we are unable to pass increases in the prices of the equipment, materials and services we utilize to provide contract operations services, as a result of inflation of otherwise, onto our customers, which could result in a reduction in net income. This could have a material adverse effect upon our business, results of operations, financial condition and cash flows.

Table Archrock, Contents

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

We depend on particular suppliers and are vulnerable to product shortages and price increases. With respect to our suppliers of newly–fabricated compression equipment specifically, we occasionally experience long lead times, and therefore may at times make purchases in anticipation of future business. If we are unable to purchase compression equipment or other integral equipment, materials and services from third party suppliers, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations and financial condition.

Some equipment, materials and services used in our business are obtained from a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases (as a result of inflation or otherwise), inferior quality and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we occasionally experience long lead times from our suppliers of newly–fabricated compression equipment and may at times make purchases in anticipation of future business. We do not have long–term contracts with some of these suppliers, and the partial or complete loss of certain of these suppliers could have a negative impact on our results of operations and could damage our customer relationships.

If we are unable to purchase compression equipment, in particular, on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on our business, results of operations and financial condition. Further, supply chain bottlenecks could adversely affect our ability to obtain necessary materials, parts or lube oil used in our operations or increase the costs of such items. A significant increase in the price of such equipment, materials and services as a result of inflation, ongoing effect of the COBID–19 pandemic or otherwise, could have a negative impact on our business, results of operations, financial condition and cash flows.

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

Table Archrock, Contents

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

Tax–related Risks

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

Our ability to use NOLs and interest expense limitation carryovers to offset future income may be limited.

Our ability to use any NOLs and interest expense limitation carryovers generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5–percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5–percent stockholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three–year period. An ownership change can occur as a result of a public offering of our common stock, as well as through secondary market purchases of our common stock and certain types of reorganization transactions. We have experienced ownership changes, which may result in an annual limitation on the use of its pre–ownership change NOLs (and certain other losses and/or credits) equal to the equity value of our stock immediately before the ownership change, multiplied by the long–term tax–exempt rate for the month in which the ownership change occurs. During the year ended December 31, 2019, the IRS proposed regulations that would prevent us from using unrealized built–in gains to increase this limitation. If these regulations were finalized and we experienced an ownership change our ability to use our NOLs (and certain other losses and/or credits) may be limited. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal and state income tax liability, which would negatively impact the amount of after–tax cash available for distribution to our stockholders and our financial condition.

Legal and Regulatory Risks

From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us and require material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to pay dividends. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to

Table Archrock, Contents

compete effectively or obtain adequate insurance in the future. See Part I, Item 3 “Legal Proceedings” and Note 15 to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

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

While the EPA in 2020 adopted deregulatory amendments to the 2016 rule that removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane–specific requirements for production and processing facilities, that 2020 rulemaking was voided by action of Congress and the President effective June 30, 2021. As a result, the 2016 rules became effective again immediately. Further, in November 2021, the EPA proposed the framework for more stringent methane rules for newer sources, along with emissions standards that will for the first time be applicable to existing sources, with both a supplemental rule proposal by the EPA and a separate BoLM rule proposal addressing methane emissions on public lands issued in November 2022. Among the newly proposed methane requirements that may impact our operations are broader applicability to compression equipment relative to the existing rules, increased work practices and inspection requirements and mandates to certain new zero–emission equipment.

Meanwhile, several states — including, most notably, New Mexico and Colorado — have been developing their own more stringent methane emissions rules that will or are anticipated to impose additional requirements on the industry and that may impose stricter requirements than any EPA rules. We, together with a consortium of other Gas Compressor Association member companies, were actively involved in the rulemaking effort in New Mexico, including working directly with the New Mexico Environmental Department and participating in the New Mexico Environmental Improvement Board’s hearing in late 2021.

We do not believe that the current rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, which impact could be material.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non–attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. In June 2021, the EPA announced it will reconsider the December 2020 decision, with a decision expected in 2023. In a draft assessment in April 2022, the Clean Air Scientific Advisory Committee favored maintaining the 2015 NAAQS ozone standard. Those decisions have been subject to judicial challenge and remain subject to reconsideration by the EPA. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan involving new NAAQS standards.

Table Archrock, Contents

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

We are subject to a variety of U.S. federal, state and local laws and regulations, including relating to the environment, health and safety, labor and employment and taxation. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired operations or in the future might otherwise have an opportunity to provide contract operations, we may be subject to compliance audits by regulatory authorities in the various states in which we operate.

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

We may need to apply for or amend facility permits or licenses from time to time with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations. Any failure to obtain or delay in obtaining required permits, licenses and other governmental approvals by our customers could result in production delays and thereby, indirectly materially and adversely impact our operations and business.

We conduct operations at numerous facilities in a wide variety of locations across the continental U.S. The operations at many of these facilities require environmental permits or other authorizations. Additionally, natural gas compressors at many of our customers’ facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing in various permits or other authorizations. Occasionally, we have been assessed penalties for our non–compliance, and we could be subject to such penalties in the future.

Table Archrock, Contents

We routinely deal with oil, natural gas and other petroleum products. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties used by us to provide contract operations services or inactive compression storage or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under environmental laws and regulations, and such requirements may vary.

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

Climate change legislation and regulatory initiatives may occur from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. At the international level, the Paris Agreement, which went into effect in November 2016, seeks to combat climate change through the establishment of individually–determined GHG emissions reduction goals. U.S. climate change strategy and implementation of that strategy through legislation and regulation may change from one administration to the next, as President Biden has recently recommitted the U.S. to the Paris Agreement after his predecessor withdrew the U.S. from the agreement. Given this uncertainty, U.S. companies may need to remain prepared to comply with requirements arising from participation in the Paris Agreement going forward. It has become increasingly likely that the U.S. will develop federal climate legislation in addition to existing energy legislation and other initiatives relevant to GHG emissions issues. Many U.S. states, either individually or through multi–state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Although most of the state–level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our natural gas–powered compressors could become subject to GHG–related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.

The legislative landscape continues to change and to be met with legal challenges with respect to climate–related laws and regulations, making it difficult to predict with certainty the ultimate impact they will have on us in the aggregate. Although it is not currently possible to predict how any proposed or future GHG legislation or regulation promulgated at the international, national, state or local levels will impact our business, any regulation of GHG emissions that may be imposed in areas in which we conduct business could result in increased compliance costs, additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, in March 2022, the SEC proposed new rules relating to the disclosure of a range of climate–related data risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy and GHG emissions, for certain public companies. We are currently assessing this rule but at this time we cannot predict the ultimate impact of the rule on our business or those of our customers. The SEC originally planned to issue a final rule by October 2022, but most commentators now expect a final rule to be issued in early 2023. To the extent this rule is finalized as proposed, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks and certain emissions metrics. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.

In sum, any legislation, regulatory programs or social pressures related to climate change could increase our costs and require substantial capital, compliance, operating and maintenance costs, reduce demand for our services and reduce our access to financial markets. Current, as well as potential future, laws and regulations that limit GHG emissions or that otherwise promote the use of renewable energy over fossil fuel energy sources could increase the cost of our midstream services and, thereby, further reduce demand and adversely affect our sales volumes, revenues and margins.

Table Archrock, Contents

A climate–related decrease in demand for oil and natural gas could negatively affect our business.

Supply and demand for oil and natural gas is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming crude oil and natural gas, thereby potentially causing a reduction in the demand for such products. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences could result in decreased demand for crude oil, natural gas and NGLs. Any decrease in demand for these products could consequently reduce demand for our services and could have a negative effect on our business.

Also, recent activism directed at shifting funding away from companies with energy-related assets could result in a reduction of funding for the energy sector overall, which could have an adverse effect on our ability to obtain external financing as well as negatively affect the cost of, and terms for, financing to fund capital expenditures or other aspects of our business.

Climate change may increase the frequency and severity of weather events that could result in severe personal injury, property and environmental damage, which could curtail our or our customers’ operations and otherwise materially adversely affect our cash flows.

Some scientists have concluded that increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant weather–related effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations, including damages to our or our customers’ facilities and assets from powerful wind or rising waters. We may experience increased insurance costs, or difficulty obtaining adequate insurance coverage, for our assets in areas subject to more frequent severe weather. We may not be able to recoup these increased costs through the rates we charge our customers. Extreme weather events could cause damage to property or facilities that could exceed our insurance coverage and our business, financial condition and results of operations could be adversely affected.

Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for natural gas and natural gas liquids is generally impacted by periods of colder weather and warmer weather, so any changes in climate could affect the market for those fuels, and thus demand for our services. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our services could be affected by increased temperature volatility.

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

Table Archrock, Contents

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes the material facilities that we owned or leased at December 31, 2022:

Location	Status	Square Feet	Use by Segment
Houston, Texas	Leased	75,000	Corporate office — Contract Operations and Aftermarket Services
Brookwood, Alabama	Leased	14,000	Contract Operations and Aftermarket Services
Bakersfield, California	Leased	5,250	Aftermarket Services
Greeley, Colorado	Leased	10,000	Contract Operations and Aftermarket Services
Broussard, Louisiana	Owned	89,000	Aftermarket Services
Houma, Louisiana	Owned	60,000	Contract Operations and Aftermarket Services
Gaylord, Michigan	Leased	13,000	Contract Operations and Aftermarket Services
Carlsbad, New Mexico	Leased	11,200	Contract Operations and Aftermarket Services
Farmington, New Mexico	Owned	62,000	Aftermarket Services
Oklahoma City, Oklahoma	Leased	41,000	Contract Operations and Aftermarket Services
Waynoka, Oklahoma	Owned	13,000	Contract Operations and Aftermarket Services
Yukon, Oklahoma	Owned	85,000	Contract Operations and Aftermarket Services
Tunkhannock, Pennsylvania	Leased	9,000	Contract Operations and Aftermarket Services
West Alexander, Pennsylvania	Leased	15,000	Contract Operations and Aftermarket Services
Asherton, Texas	Leased	9,000	Contract Operations and Aftermarket Services
Big Lake, Texas	Leased	12,000	Contract Operations and Aftermarket Services
Brenham, Texas	Owned	10,000	Contract Operations and Aftermarket Services
Cleburne, Texas	Leased	8,500	Contract Operations and Aftermarket Services
Bridgeport, Texas	Leased	12,000	Contract Operations and Aftermarket Services
Cotulla, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Kenedy, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Marshall, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Midland, Texas	Owned	51,000	Contract Operations and Aftermarket Services
Pecos, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	23,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	55,000	Contract Operations and Aftermarket Services
Zapata, Texas	Leased	23,500	Contract Operations and Aftermarket Services
Evansville, Wyoming	Leased	15,000	Contract Operations and Aftermarket Services
Rock Springs, Wyoming	Leased	9,000	Contract Operations and Aftermarket Services

Our executive office is located at 9807 Katy Freeway, Suite 100, Houston, Texas 77024 and our telephone number is 281–836–8000.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these

Table Archrock, Contents

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.” On February 15, 2023, the closing price of our common stock was $9.64 per share.

The performance graph below shows the cumulative total stockholder return on our common stock compared with the S&P 500, AMNAX and AMZ indices over the five–year period beginning on December 31, 2017. The results are based on an investment of $100 in each of our common stock, the S&P 500, the AMNAX and the AMZ. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

Comparison of Five Year Cumulative Total Return

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 2022 Form 10–K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Table Archrock, Contents

Holders

As of February 15, 2023, there were approximately 1,700 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2022 Form 10–K.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended December 31, 2022:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
October 1, 2022 — October 31, 2022	—	$—	N/A	N/A
November 1, 2022 — November 30, 2022	6,682	7.60	N/A	N/A
December 1, 2022 — December 31, 2022	—	—	N/A	N/A
Total	6,682	7.60	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2022 Form 10–K. The following discussion includes forward–looking statements that involve certain risks and uncertainties. See “Forward–Looking Statements” and Part I, Item 1A. “Risk Factors” in this 2022 Form 10–K.

This section primarily discusses 2022 and 2021 items and comparisons between these years. For a discussion of changes from 2020 to 2021 and other financial information related to 2020, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10–K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.

Table Archrock, Contents

Overview

We are an energy infrastructure company with a pure–play focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S., in terms of total compression fleet horsepower, and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must–run service that is essential to the production, processing, transportation and storage of natural gas. The natural gas that we help transport satisfies demand from electricity generation, heating and cooking and the industrial and manufacturing sectors. Our geographic diversity, technically experienced personnel and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers.

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

Significant 2022 Transactions

During the year ended December 31, 2022, we completed sales of certain contract operations customer service agreements and approximately 770 compressors, comprising approximately 172,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We recorded an aggregate gain on the sales of $28.1 million. See Note 3 to our Financial Statements for additional information about these dispositions.

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. As of December 31, 2022, we own 22.7% of ECOTEC. We acquired the remaining equity interest of 2.3% in January 2023. See Note 11 to our Financial Statements for additional information about this investment.

Trends and Outlook

The key driver of our business is the production of U.S. oil and natural gas. Approximately 79% of our operating fleet is deployed for midstream natural gas gathering applications, with the remaining fleet being used in gas lift applications to enhance oil production. As our business is so closely aligned with production and is typically less directly impacted by commodity prices, we are not exposed to the volatility often faced in shorter–cycle oil field service businesses.

Domestic natural gas production generally occurs in either primarily natural gas basins, such as the Marcellus, Utica and Haynesville Shales, or in basins where natural gas is produced alongside oil, also known as “associated” gas, such as the Permian and Delaware Basins, Eagle Ford and the Mid–Continent. Relative stability in commodity prices over much of the past decade encouraged investment in domestic exploration and production and midstream infrastructure across the energy industry, particularly in the low–cost basins characterized by oil and associated natural gas production. The development of these basins producing both commodities has created additional incremental demand for natural gas compression over the recent past as it is a critical method to transport associated gas volumes or enhance oil production through gas lift.

Table Archrock, Contents

Current Trends

According to the EIA Outlook, average U.S. oil and dry natural gas and production were as follows:

	Year Ended December 31,
	2022	2021	2020
Average dry natural gas production (Bcf/d)	98.0	93.6	91.3
Average oil production (MMb/d)	11.9	11.2	11.3

Looking back to 2021, the economic recovery from the effects of the COVID–19 pandemic brought a rebound in energy demand around the globe; however, producers limited drilling and completion activity to achieve maintenance levels of production and cash flows in the course of the pandemic. In 2022, the rebound in energy demand triggered supply constraints and price spikes for multiple commodities. That, coupled with the conflict in Ukraine, increased market uncertainty and price spikes as the market and consumers balance supply security and affordability. Even given this uncertainty in the market, oil and natural gas production in 2022 continued to rebound, particularly natural gas production. The increases in production in 2022 resulted in strong demand for our compression services and we increased our investment in new fleet units. Our contract operations revenue and total operating horsepower increased 5% and 6%, respectively in 2022. Similar increases in demand in 2022 were seen in our aftermarket services business, where we experienced an increase of 26% in aftermarket services revenue in 2022.

Outlook

The EIA Outlook forecasts the following year–over–year changes:

	Year Ended December 31,
	2023	2024
U.S. dry natural gas production	2%	2%
U.S. oil production	5%	3%
U.S. natural gas domestic consumption	(2)%	(1)%
Liquefied natural gas exports	13%	4%

The events of 2022 drove broad realization that a more diverse energy mix is needed to satisfy global energy demand and preserve energy security, making it a rewarding time to be in the business of transporting U.S. natural gas. The EIA Outlook expects natural gas production to continue to increase primarily in the Permian region in West Texas and Southeast New Mexico and in the Haynesville region in Louisiana and East Texas due to the expected completion of new pipeline infrastructure expansions in 2023 and 2024. Although the EIA expects natural gas production to increase, natural gas consumption is expected to decrease slightly, reflecting a decrease in the usage of natural gas in the electric power generation sector, as a result of increased power generation from renewables, partially offset by increased LNG exports and exports of natural gas via pipeline to Mexico.

We believe the outlook for the energy industry in the U.S. is positive. While we anticipate that the combination of commodity prices and demand may likely have a positive impact on activity levels in both the upstream and midstream sectors, we cannot predict the ultimate magnitude of that impact on our business and expect it to be varied across our operations, depending on the region, customer, nature of our services, contract term and other factors. However, we continue to believe that overall the long–term demand for our compression services will continue given the necessity of compression in facilitating the transportation and processing of natural gas.

Regarding our aftermarket services business, the base of owned compression in the U.S. has increased over the past several years, which we believe will help sustain our aftermarket services business over the long term.

Table Archrock, Contents

Key Challenges and Uncertainties

In addition to general market conditions in the oil and natural gas industry and competition in the natural gas compression industry, we believe the following represent the key challenges and uncertainties we will face in the future.

Capital Requirements and the Availability of External Sources of Capital. We have funded a significant portion of our capital expenditures and acquisitions through borrowings under our Credit Facility and have issued a substantial amount of debt, which could limit our ability to fund future planned capital expenditures. Current conditions could limit our ability to access the debt and equity markets to raise capital on affordable terms in 2023 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In order to improve our operations and further reduce operating expenses, we are investing significant resources into a process and technology transformation project that has, among other things, replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. Cost management continues to be challenging, however, and there is no guarantee that our efforts will result in a reduction in our operating expenses. Natural gas production growth and resulting demand for our services could cause us to experience increased operating expenses as we hire employees and incur additional expenses needed to support the rebound in market demand.

Further, we depend on suppliers for the materials, parts, equipment and lube oil necessary to our operations, which exposes us to volatility in prices. Significant price increases for these inputs could adversely affect our operating profits. Supply chain disruptions could also adversely affect our ability to obtain, or increase the cost of, such items. While we generally attempt to mitigate the impact of increased prices through strategic purchasing decisions, diversification of our supplier base, where possible, and the passing along of increased costs to customers, there may be a time delay between the increased commodity prices and the ability to increase the price of our services.

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

Increasing customer focus on free cash flow. Many of our customers have begun transitioning their business model to focus on sustainable free cash flow generation rather than growth, and the COVID–19 pandemic further fueled this change in focus. We expect this transition to have a positive impact on the industry in the long term, as we anticipate the change will reduce volatility through cycles and improve the financial strength of our customers. In the near term, however, we expect this transition to result in a modest natural gas production growth rate, to which demand for our products and services is closely aligned.

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

Table Archrock, Contents

Operating Highlights

	Year Ended December 31,
(horsepower in thousands)	2022	2021	2020
Total available horsepower (at period end)(1)	3,726	3,878	4,120
Total operating horsepower (at period end)(2)	3,448	3,247	3,388
Average operating horsepower	3,328	3,282	3,657
Horsepower utilization:
Spot (at period end)	93%	84%	82%
Average	87%	82%	86%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restructuring charges, interest expense, debt extinguishment loss, gain on sale of assets, net, other (income) expense, net, and provision for (benefit from) income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non–GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

Table Archrock, Contents

The reconciliation of net income (loss) to gross margin is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$44,296	$28,217	$(68,445)
Selling, general and administrative	117,184	107,167	105,100
Depreciation and amortization	164,259	178,946	193,138
Long-lived and other asset impairment	21,442	21,397	79,556
Goodwill impairment	—	—	99,830
Restructuring charges	—	2,903	8,450
Interest expense	101,259	108,135	105,716
Debt extinguishment loss	—	—	3,971
Gain on sale of assets, net	(40,494)	(30,258)	(10,643)
Other expense (income), net	1,845	(4,707)	(1,359)
Provision for (benefit from) income taxes	16,293	10,744	(17,537)
Gross margin	$426,084	$422,544	$497,777

RESULTS OF OPERATIONS

Summary of Results

Revenue was $845.6 million and $781.5 million during the years ended December 31, 2022 and 2021, respectively. The increase in revenue was due to increased revenue from both our contract operations business and aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $44.3 million and $28.2 million during the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by a higher gross margin from our aftermarket services business, decreased depreciation and amortization expense and interest expense and an increased gain on sale of assets, net, partially offset by higher SG&A expenses and lower gross margin from our contract operations business and higher SG&A.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Contract Operations

	Year Ended December 31,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Revenue	$677,801	$648,311	5%
Cost of sales (excluding depreciation and amortization)	278,898	244,486	14%
Gross margin	$398,903	$403,825	(1)%
Gross margin percentage (1)	59%	62%	(3)%
(1)	Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to higher rates and an increase in average operating horsepower in response to improving market conditions, partially offset by the impact of the strategic dispositions in 2022 and 2021.

Table Archrock, Contents

Despite the increase in revenues, the decrease in gross margin in our contract operations business reflects the impact of a larger increase in cost of sales. Start–up, maintenance, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2022 and 2021.

Aftermarket Services

	Year Ended December 31,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Revenue	$167,767	$133,150	26%
Cost of sales (excluding depreciation and amortization)	140,586	114,431	23%
Gross margin	$27,181	$18,719	45%
Gross margin percentage	16%	14%	2%

Revenue in our aftermarket services business increased due to the increase in both service activities and sales of parts and components driven by increased customer demand during 2022 compared to 2021.

Gross margin increased due to the increase in revenue mentioned above, partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in the cost associated with parts and labor.

Costs and Expenses

	Year Ended December 31,
(in thousands)	2022	2021
Selling, general and administrative	$117,184	$107,167
Depreciation and amortization	164,259	178,946
Long-lived and other asset impairment	21,442	21,397
Restructuring charges	—	2,903
Interest expense	101,259	108,135
Gain on sale of assets, net	(40,494)	(30,258)
Other expense (income), net	1,845	(4,707)

Selling, general and administrative. The increase in SG&A was primarily due to a $4.7 million increase in employee compensation costs, a $1.7 million increase in information technology expenses related to increased amortization expense of capitalized implementation costs and service agreements related to the substantial completion of our process and technology transformation project at the end of 2021, a $1.6 million increase in sales and use tax related to audit settlements and a $1.1 million increase in travel and meeting expenses.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due the impact of assets reaching the end of their depreciable lives, compression and other asset sales and impairments and certain intangible assets reaching the end of their useful lives, partially offset by the increased depreciation and amortization expenses associated with fixed asset additions.

Long–lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 20 to our Financial Statements for further details.

Table Archrock, Contents

The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Idle compressors retired from the active fleet	145	230
Horsepower of idle compressors retired from the active fleet	100,000	85,000
Impairment recorded on idle compressors retired from the active fleet	$21,431	$21,208

Restructuring charges. Restructuring charges recorded in 2021 primarily related to reductions in headcount and costs to exit a facility no longer deemed economical for our business. We recorded no such restructuring charges during 2022. See Note 19 to our Financial Statements for further details.

Interest expense. The decrease in interest expense was primarily due to a decrease in the average outstanding balance of long–term debt and the $4.9 million write–off of unamortized deferred financing costs related to an amendment to our Credit Facility in 2021, which were partially offset by an increase in the weighted average effective interest rate.

Gain on sale of assets, net. The net gain on sales of assets during 2022 was the result of $28.1 million of gains recognized on sales of certain contract operations customer service agreements and approximately 770 compressors and $12.4 million of gains recognized on other compression and transportation asset sales.

The net gain on the sales of assets during 2021 was primarily the result of $19.0 million of gains recognized on sales of certain contract operations customer service agreements and approximately 875 compressors, $9.3 million of gains recognized on other compression asset sales and $3.3 million of gains recognized on other transportation and shop asset sales during the period.

Other expense (income), net. The change in other expense (income), net was primarily due to a $2.4 million decrease in insurance proceeds related to damages to facilities and compressors caused by Hurricane Ida, a $1.9 million unrealized change in the fair value of our investment in an unconsolidated affiliate and a $0.9 million decrease in indemnification expense remitted pursuant to our tax matters agreement with Exterran Corporation.

Provision for Income Taxes

	Year Ended December 31,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Provision for income taxes	$16,293	$10,744	52%
Effective tax rate	27%	28%	(1)%

The increase in the provision for income taxes is primarily due to the tax effect of the increase in book income during the year ended December 31, 2022 compared to the year ended December 31, 2021. See Note 22 to our Financial Statements for additional details.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We have no near–term maturities and believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our future liquidity needs.

Table Archrock, Contents

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

Cash Requirements

Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to provide those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•	operating expenses, namely employee compensation and benefits, inventory and lube oil purchases;
•	growth capital expenditures;
•	maintenance capital expenditures;
•	interest on our outstanding debt obligations; and
•	dividend payments to our stockholders.

Capital Expenditures

Growth Capital Expenditures. The majority of our growth capital expenditures are related to the acquisition cost of new compressors when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new compressor is expected to generate economic returns that exceed our cost of capital over the compressor’s expected useful life. In addition to newly–acquired compressors, growth capital expenditures include the upgrading of major components on an existing compression package where the current configuration of the compression package is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These expenditures substantially modify the operating parameters of the compression package such that it can be used in applications for which it previously was not suited.

Growth capital expenditures were $146.3 million and $37.2 million during the years ended December 31, 2022 and 2021, respectively. The increase in growth capital expenditures from 2021 to 2022 was the result of increased investment in new compression equipment as a result of higher customer demand.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, compressor and cooler, which return the components to a like–new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $84.2 million and $47.3 million during the years ended December 31, 2022 and 2021, respectively. The increase in maintenance capital expenditures from 2021 to 2022 was the result of an increase in scheduled maintenance activities due to maintenance cycle requirements as well as additional make–ready investment as we return idle equipment to work to meet customer demand.

Projected Capital Expenditures. We currently plan to spend approximately $270.0 million to $295.0 million in capital expenditures during the year ended December 31, 2023, primarily consisting of approximately $180.0 million to $200.0 million for growth capital expenditures and approximately $75.0 million to $80.0 million for maintenance capital expenditures. We anticipate increased 2023 capital expenditures, particularly growth capital expenditures, as compared to 2022 due to increased investment in new compression equipment as a result of higher customer demand.

Table Archrock, Contents

Dividends

On January 26, 2023, our Board of Directors declared a quarterly dividend of $0.15 per share of common stock, or approximately $23.6 million, which was paid on February 14, 2023 to stockholders of record at the close of business on February 7, 2023. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Contractual Obligations

Our material contractual obligations as of December 31, 2022 consisted of the following:

•	Long–term debt of $1.5 billion, of which $1.3 billion is due in 2027 and 2028, with the remainder due in 2024;
•	Estimated interest on our long–term debt of $444.0 million, consisting of annual payments of approximately $103.5 million in 2023, approximately $100.7 million in 2024, and approximately $84.4 million or less in 2025 through 2028;
•	Purchase commitments of $210.7 million, of which $178.0 million is due in 2023, that primarily consist of commitments to purchase fleet assets and information technology–related costs; and
•	Operating lease payments of $21.4 million that are spread relatively evenly in 2023 through 2032.

In addition, we had $19.7 million of unrecognized tax benefits (including discontinued operations) recorded as liabilities related to uncertain tax positions and a liability of $2.1 million recorded for potential penalties and interest (including discontinued operations) related to these unrecognized tax benefits at December 31, 2022, which we are uncertain as to if or when such amounts may be settled.

Sources of Cash

Revolving Credit Facility

During the years ended December 31, 2022 and 2021, our Credit Facility had an average daily balance of $235.4 million and $295.3 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 6.9% and 2.6% at December 31, 2022 and 2021, respectively. As of December 31, 2022, there were $5.7 million of letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%.

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

Our Credit Facility agreement requires that we meet certain financial ratios (see Note 14 to our Financial Statements) and contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. As a result of the financial ratio requirements, $487.6 million of the $493.0 million of undrawn capacity was available for additional borrowings as of December 31, 2022. We were in compliance with all other covenants under our Credit Facility agreement.

Table Archrock, Contents

Senior Notes

As of both December 31, 2022 and 2021, we had a principal balance of $1.3 billion of outstanding senior notes that consisted of the following:

•	$800.0 million of 6.25% senior notes due in April 2028 and
•	$500.0 million of 6.875% senior notes due in April 2027.

See Note 14 to our Financial Statements for further details of these notes.

At–the–Market Continuous Equity Offering Program

Under our ATM Agreement, we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. The agreement terminates upon the earlier of (i) the sale of all shares of common stock subject to the agreement or (ii) the termination of the agreement by us or by each of the sales agents. Any sales agent may also terminate the agreement but only with respect to itself. We used the net proceeds of these offerings for general corporate purposes. During the years ended December 31, 2022 and 2021, we sold 447,020 and 357,148 shares of common stock, respectively, for net proceeds of $4.2 million and $3.4 million, respectively, pursuant to the ATM Agreement.

Other Sources of Cash

We received proceeds of $120.3 million and $112.9 million from business dispositions and other asset sales during the years ended December 31, 2022 and 2021, respectively. We typically use the proceeds from these sales to repay borrowings outstanding under our Credit Facility, however, we are not able to estimate the timing of asset sales nor the amount of proceeds to be received and as such, we do not rely on asset sale proceeds as a future source of capital.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$203,450	$237,400
Investing activities	(130,916)	16,107
Financing activities	(72,537)	(253,035)
Net (decrease) increase in cash and cash equivalents	$(3)	$472

Operating Activities.

The decrease in net cash provided by operating activities was primarily due to increased cash outflow for cost of sales, contract costs, and SG&A, as well as decreased cash inflow from accounts receivable. Partially offsetting these decreases in operating cash were increased cash inflow from revenue and deferred revenue.

Investing Activities.

The change in net cash used in investing activities was primarily due to a $142.0 million increase in capital expenditures and a $14.7 million increase in our investment in unconsolidated affiliates, partially offset by a $7.4 million increase in proceeds from the sale of business and other assets.

Table Archrock, Contents

Financing Activities.

The decrease in net cash used in financing activities was primarily due to $16.8 million of net borrowings of long–term debt during 2022 compared with $158.5 million of net repayments of long–term debt during 2021, and a $3.1 million decrease in payments for settlements of interest rate swaps that include financing elements.

Critical Accounting Estimates

We describe our significant accounting policies more fully in Note 2 to our Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates and accounting policies on an ongoing basis and base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and cash flows.

Depreciation

Property, plant and equipment are carried at cost and depreciated using the straight–line basis over the estimated useful life of the asset. As of December 31, 2022, property, plant and equipment, net was $2.2 billion and depreciation expense was $155.4 million for the year ended December 31, 2022.

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

Impairment of Assets

During the year ended December 31, 2022, we recorded long–lived and other asset impairments of $21.4 million. We review long–lived assets, which include property, plant and equipment and intangibles assets that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss may exist when the estimated undiscounted cash flows expected from the use of the asset and its eventual disposition are less than its carrying amount. Determining whether the carrying amount of an asset is recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the asset subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

For compressors that are removed from our active fleet, the fair value of a compressor is estimated based on the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use. See Note 20 and Note 25 to our Financial Statements for further details of our fleet asset impairments.

Table Archrock, Contents

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the financial statements and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax–planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions, including the amount of future U.S. federal and state pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax–planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative income (loss) before income taxes.

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

GAAP provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the liabilities. Such differences are reflected as increases or decreases to income tax expense in the period in which the new information becomes available.

Recent Accounting Developments

See Note 2 to our Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in the variable interest rate of our Credit Facility. We had previously used derivative instruments to manage our exposure to fluctuations in this variable interest rate; however, our interest rate swaps matured in March 2022, and all borrowings under the Credit Facility are now subject to variable interest rates.

A 1% increase in the effective interest rate on the outstanding balance under our Credit Facility at December 31, 2022 would have resulted in an annual increase in our interest expense of $2.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information specified by this Item is presented in Part IV, Item 15 of this 2022 Form 10–K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Table Archrock, Contents

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2022 Form 10–K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a–15(c) and 15d–15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of internal control over financial reporting as of December 31, 2022 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this 2022 Form 10–K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table Archrock, Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Archrock, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 22, 2023

Table Archrock, Contents

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Governance” and “Stock Ownership” in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Governance” and “Compensation Discussion and Analysis” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Portions of the information required in Item 12 are incorporated by reference to the section entitled “Stock Ownership” in our Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2022, with respect to our compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	Number of Securities
	to be Issued Upon		Weighted Average		Number of Securities
	Exercise of		Exercise Price of		Remaining Available for
	Outstanding Options,		Outstanding Options,		Future Issuance Under
	Warrants and Rights		Warrants and Rights		Equity Compensation Plans
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	508,753	(2)	$—	(3)	6,345,361
Equity compensation plans not approved by security holders (4)	—		—		37,771
Total	508,753		—		6,383,132
(1)	Comprised of the 2013 Plan, the 2020 Plan and the ESPP. No additional grants may be made under the 2013 Plan.
(2)	Comprised of unvested performance–based restricted stock units payable in common stock upon vesting at target performance.
(3)	Performance–based restricted stock units do not have an exercise price.
(4)	Comprised of our DSDP. See Note 18 to our Financial Statements for further details of our DSDP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the section entitled “Governance” in our Proxy Statement.

Table Archrock, Contents

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as a part of this 2022 Form 10–K
(1)	Financial Statements

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8 “Financial Statements and Supplementary Data.”

(3)Exhibits

Exhibit No.	Description
2.1

Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

2.2

Amendment No. 1 to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015

2.3

Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8–K filed on January 2, 2018

2.4

Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8–K filed on January 16, 2018

2.5

Asset Purchase Agreement, dated as of June 23, 2019, by and among Archrock Services, L.P., Archrock, Inc. and Elite Compression Services, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8–K filed on June 24, 2019

2.6

Asset Purchase Agreement, dated as of June 23, 2019, by and between Archrock Services, L.P. and Harvest Four Corners, LLC, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8–K filed on June 24, 2019

Table Archrock, Contents

Exhibit No.	Description
3.1	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015
3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8–K filed on March 20, 2013
3.3	Amendment No. 1 to Third Amended and Restated Bylaws of Archrock, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8–K filed on May 5, 2020
4.1

Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8–K filed on March 21, 2019

4.2

Indenture, dated as of December 20, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8–K filed on December 20, 2019

4.3	Description of Common Stock
10.1

Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc. (formerly named Exterran Holdings, Inc.), Archrock Services, L.P. (formerly named Exterran US Services OpCo, L.P.), Archrock GP LLC (formerly named Exterran GP, LLC), Archrock General Partner, L.P. (formerly named Exterran General Partner, L.P.), Archrock Partners, L. P. (formerly named Exterran Partners, L.P.) and Archrock Partners Operating LLC, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10–K filed on February 29, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2

First Amendment to Fourth Amended and Restated Omnibus Agreement, dated November 19, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P., and Archrock Partners Operating LLC incorporated by reference to the Registrant’s Current Report on Form 8–K filed on November 23, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3†	Exterran Holdings, Inc. (now Archrock, Inc.) Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8–K filed on August 23, 2007
10.4†

First Amendment to Exterran Holdings, Inc. (now Archrock, Inc.) Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2008

10.5†

Second Amendment to Exterran Holdings, Inc. (now Archrock, Inc.) Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

10.6†	Archrock Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.7†	Exterran (now Archrock, Inc.) Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2007
10.8†	Summary of Donna A. Henderson Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015
10.9†	Summary of Jason Ingersoll Compensation Arrangement, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015

Table Archrock, Contents

Exhibit No.	Description
10.10†	Form of Compensation Letter applicable to Mr. Childers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on August 4, 2016.
10.11†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.12†	Form of Employment Letter applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.13†	Form of Severance Benefit Agreement applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.14†	Form of Change of Control Agreement applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.15

Employee Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

10.16

Tax Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

10.17

Transition Services Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

10.18

Supply Agreement, dated as of November 3, 2015, by and among Archrock Services, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

10.19†	Archrock, Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 16, 2017
10.20†	Form of Amendment to Severance Benefit Agreement incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2017
10.21†	Form of Second Amendment to Severance Benefit Agreement, incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2017
10.22

Credit Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC, as Borrower, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, as an Issuing Bank and as Swingline Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on April 5, 2017.

10.23

Pledge and Security Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC and the other Grantors party thereto in favor or JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to Archrock Partners, L.P.’s Current Report on Form 8–K filed on April 5, 2017.

10.24

Amendment No. 1 to Credit Agreement, dated as of February 23, 2018, by and among Archrock Partners, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8–K filed on February 28, 2018.

10.25

Omnibus Joinder Agreement, dated as of April 26, 2018, by and among Archrock, Inc., Archrock Services, L.P., AROC Corp., AROC Services GP LLC, AROC Services LP LLC, Archrock Services Leasing LLC, Archrock GP LP LLC, and Archrock MLP LP LLC and acknowledged and accepted by JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8–K filed on April 26, 2018

Table Archrock, Contents

Exhibit No.	Description
10.26

Amendment and Supplement to Pledge and Security Agreement dated as of April 26, 2018, by and among Archrock Partners Operating LLC, Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock Partners Leasing LLC, Archrock, Inc., Archrock Services, L.P., AROC Corp., AROC Services GP LLC, AROC Services LP LLC, Archrock Services Leasing LLC, Archrock GP LP LLC, Archrock MLP LP LLC and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8–K filed on April 26, 2018

10.27†	Form of Employment Letter applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on July 12, 2018
10.28†	Form of Change of Control Agreement applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8–K filed on July 12, 2018
10.29†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock, incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10–K filed on February 20, 2019
10.30†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash–Settled), incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10–K filed on February 20, 2019

10.31†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock–Settled), incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10–K filed on February 20, 2019

10.32

Purchase Agreement, dated as of March 7, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on March 8, 2019

10.33

Omnibus Joinder Agreement, dated as of March 21, 2019, by and among Archrock GP LLC, Archrock Partners Corp., Archrock General Partner, L.P. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on March 21, 2019

10.34

Board Representation Agreement, dated as of August 1, 2019, by and between Archrock, Inc. and JDH Capital Holdings, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on August 1, 2019

10.35

Registration Rights Agreement, dated as of August 1, 2019, by and between Archrock, Inc. and JDH Capital Holdings, L.P., incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8–K filed on August 1, 2019

10.36

Amendment No. 2 to Credit Agreement, dated as of November 8, 2019, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on November 12, 2019

10.37

Purchase Agreement, dated as of December 16, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on December 17, 2019

10.38†

Form of Compensation Letter applicable to Messrs. Childers, Aron, Ingersoll and Thode and Mme. Hildebrandt, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on April 30, 2020

Table Archrock, Contents

Exhibit No.	Description
10.39

Purchase Agreement, dated as of December 14, 2020, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on December 15, 2020

10.40

Amendment No. 3 to Credit Agreement, dated as of February 22, 2021, by and among Archrock Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on February 23, 2021

10.41†*	Archrock, Inc. 2020 Stock Incentive Plan
10.42†	Form of Letter Agreement, incorporated by reference to Exhibit 10.99 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022
10.43†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock, incorporated by reference to Exhibit 10.100 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022
10.44†

Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non–Employee Directors, incorporated by reference to Exhibit 10.101 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.45†

Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units for Non–Employee Directors, incorporated by reference to Exhibit 10.102 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.46†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash–Settled) , incorporated by reference to Exhibit 10.103 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.47†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock–Settled) , incorporated by reference to Exhibit 10.104 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.48†

Form of Compensation Letter (incorporated by reference and filed as Exhibit 10.1 to Form 8–K filed on April 30, 2020), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on June 21, 2021

21.1*	List of Subsidiaries of Archrock, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S–T
104.1*	Cover page interactive data files pursuant to Rule 406 of Regulation S–T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

Table Archrock, Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Archrock, Inc.

/s/ D. Bradley Childers
D. Bradley Childers
President and Chief Executive Officer

February 22, 2023

Table Archrock, Contents

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, Douglas S. Aron, Donna A. Henderson and Stephanie C. Hildebrandt, and each of them, his or her true and lawful attorneys–in–fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys–in–fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys–in–fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

Signature	Title

/s/ D. Bradley Childers	President, Chief Executive Officer and Director
D. Bradley Childers	(Principal Executive Officer)

/s/ Douglas S. Aron	Senior Vice President and Chief Financial Officer
Douglas S. Aron	(Principal Financial Officer)

/s/ Donna A. Henderson	Vice President and Chief Accounting Officer
Donna A. Henderson	(Principal Accounting Officer)

/s/ Anne–Marie N. Ainsworth	Director
Anne–Marie N. Ainsworth

/s/ Gordon T. Hall	Director
Gordon T. Hall

/s/ Frances Powell Hawes	Director
Frances Powell Hawes

/s/ J.W.G. Honeybourne	Director
J.W.G. Honeybourne

/s/ James H. Lytal	Director
James H. Lytal

/s/ Leonard W. Mallett	Director
Leonard W. Mallett

/s/ Jason C. Rebrook	Director
Jason C. Rebrook

/s/ Edmund P. Segner, III	Director
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Archrock, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current–period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long–Lived Asset Impairment – Refer to Note 20 to the financial statements.

Critical Audit Matter Description

Management’s evaluation of whether to retire compressor units from its active fleet takes into consideration the future deployment of the units that were not of the type, configuration, condition, make, or model that are cost efficient to maintain or operate. Once a compressor unit is retired from the active fleet, it is tested for impairment. As such, the timing of the identification of compressor units for removal could have a significant impact on the amount of any impairment charge. During the year ended December 31, 2022, the Company retired 145 units from the active fleet resulting in an asset impairment charge of $21.4 million. The determination of impairment requires management to make significant estimates and assumptions related to the timing of the identification of compressor units for removal. Changes in these assumptions could have a significant impact on the amount of impairment charged.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of whether to retire compressor unit from the Company’s active fleet included the following, among others:

•	We tested the operating effectiveness of internal controls over long–lived asset impairment process, including those over the identification of units to be retired and assessed for impairment, which includes the type, configuration, condition, make, or model that are cost efficient to maintain or operate.
•	We tested the completeness and accuracy of the compressor units identified for retirement by performing the following procedures:
–	Comparing the final listing of retired compressor units to the list evaluated and approved by management.
–	For a sample of compressor units, determining whether those units were (1) properly segregated from the active fleet, (2) identified appropriately in the system, and (3) no longer operating.
•	We evaluated the reasonableness of Fair Market Value assigned by management on impaired units by using Internal Fair Value Specialists.
•	We evaluated the reasonableness of management’s identification of the compressor units for removal, including assessments of type, configuration, condition, make, or model that are cost efficient to maintain or operate, by performing the following procedures:
–	Comparing the rationale for compression units identified with historical rationales made for compression units of a similar type, configuration, make, or model.
–	For a sample of compression units not retired, making inquiries of management and others within the Company with knowledge of the type, configuration, condition, make, or model and operating costs of the specific compressor units to identify if any units not retired exhibit characteristics indicating that they should be retired.
–	Comparing the compression units identified to internal communications to management and the Board of Directors.
–	Reading available peer company data and other external sources for information supporting or contradicting management’s conclusions.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 22, 2023

We have served as the Company’s auditor since 2007

Archrock, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,566	$1,569
Accounts receivable, net	137,544	104,931
Inventory	84,622	72,869
Other current assets	8,228	7,201
Total current assets	231,960	186,570
Property, plant and equipment, net	2,199,253	2,226,526
Operating lease ROU asset	16,706	17,491
Intangible assets, net	37,077	47,887
Contract costs, net	34,736	25,418
Deferred tax assets	33,353	47,879
Other assets	37,079	28,384
Assets of discontinued operations	8,586	9,811
Total assets	$2,598,750	$2,589,966

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,324	$38,920
Accrued liabilities	76,915	82,517
Deferred revenue	7,332	3,817
Total current liabilities	148,571	125,254
Long-term debt	1,548,334	1,530,825
Operating lease liabilities	14,861	15,940
Deferred tax liabilities	854	1,136
Other liabilities	17,569	17,505
Liabilities of discontinued operations	7,868	7,868
Total liabilities	1,738,057	1,698,528

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock: $0.01 par value, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value 250,000,000 shares authorized, 163,439,013 and 161,482,852 shares issued, respectively	1,634	1,615
Additional paid-in capital	3,456,777	3,440,059
Accumulated deficit	(2,509,133)	(2,463,114)
Accumulated other comprehensive loss	—	(984)
Treasury stock: 7,810,548 and 7,417,401 common shares, at cost, respectively	(88,585)	(86,138)
Total stockholders' equity	860,693	891,438
Total liabilities and stockholders' equity	$2,598,750	$2,589,966

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Contract operations	$677,801	$648,311	$738,918
Aftermarket services	167,767	133,150	136,052
Total revenue	845,568	781,461	874,970

Cost of sales (excluding depreciation and amortization):
Contract operations	278,898	244,486	261,087
Aftermarket services	140,586	114,431	116,106
Total cost of sales (excluding depreciation and amortization)	419,484	358,917	377,193

Selling, general and administrative	117,184	107,167	105,100
Depreciation and amortization	164,259	178,946	193,138
Long-lived and other asset impairment	21,442	21,397	79,556
Goodwill impairment	—	—	99,830
Restructuring charges	—	2,903	8,450
Interest expense	101,259	108,135	105,716
Debt extinguishment loss	—	—	3,971
Gain on sale of assets, net	(40,494)	(30,258)	(10,643)
Other expense (income), net	1,845	(4,707)	(1,359)
Income (loss) before income taxes	60,589	38,961	(85,982)
Provision for (benefit from) income taxes	16,293	10,744	(17,537)
Net income (loss)	$44,296	$28,217	$(68,445)

Basic and diluted income (loss) per common share	$0.28	$0.18	$(0.46)

Weighted average common shares outstanding:
Basic	153,281	151,684	150,828
Diluted	153,410	151,830	150,828

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$44,296	$28,217	$(68,445)
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	574	3,159	(3,619)
Amortization of dedesignated interest rate swap	410	863	—
Total other comprehensive income (loss), net of tax	984	4,022	(3,619)
Comprehensive income (loss)	$45,280	$32,239	$(72,064)

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance at December 31, 2019	158,636,918	$1,587	$3,412,509	$(2,244,877)	$(1,387)	(6,702,602)	$(81,869)	$1,085,963
Treasury stock purchased	—	—	—	—	—	(236,752)	(1,804)	(1,804)
Cash dividends ($0.58 per common share)	—	—	—	(88,832)	—	—	—	(88,832)
Shares issued in ESPP	171,563	2	681	—	—	—	—	683
Stock-based compensation, net of forfeitures	1,206,479	11	10,756	—	—	(113,415)	—	10,767
Contribution from Exterran Corporation	—	—	678	—	—	—	—	678
Impact of ASU 2016-13 adoption	—	—	—	166	—	—	—	166
Comprehensive loss:								—
Net loss	—	—	—	(68,445)	—	—	—	(68,445)
Other comprehensive loss	—	—	—	—	(3,619)	—	—	(3,619)
Balance at December 31, 2020	160,014,960	$1,600	$3,424,624	$(2,401,988)	$(5,006)	(7,052,769)	$(83,673)	$935,557
Treasury stock purchased	—	—	—	—	—	(283,972)	(2,465)	(2,465)
Cash dividends ($0.58 per common share)	—	—	—	(89,343)	—	—	—	(89,343)
Shares issued in ESPP	89,988	1	712	—	—	—	—	713
Stock-based compensation, net of forfeitures	1,020,756	10	11,326	—	—	(80,660)	—	11,336
Net proceeds from issuance of common stock	357,148	4	3,397	—	—	—	—	3,401
Comprehensive income								—
Net income	—	—	—	28,217	—	—	—	28,217
Other comprehensive income	—	—	—	—	4,022	—	—	4,022
Balance at December 31, 2021	161,482,852	$1,615	$3,440,059	$(2,463,114)	$(984)	(7,417,401)	$(86,138)	$891,438
Treasury stock purchased	—	—	—	—	—	(283,024)	(2,447)	(2,447)
Cash dividends ($0.58 per common share)		—	—	(90,315)	—	—	—	(90,315)
Shares issued under ESPP	92,469	1	632	—	—	—	—	633
Stock-based compensation, net of forfeitures	1,416,672	14	11,914	—	—	(110,123)	—	11,928
Net proceeds from issuance of common stock	447,020	4	4,172	—	—	—	—	4,176
Comprehensive income								—
Net income	—	—	—	44,296	—	—	—	44,296
Other comprehensive income	—	—	—		984	—	—	984
Balance at December 31, 2022	163,439,013	$1,634	$3,456,777	$(2,509,133)	$—	(7,810,548)	$(88,585)	$860,693

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$44,296	$28,217	$(68,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,259	178,946	193,138
Long-lived and other asset impairment	21,442	21,397	79,556
Goodwill impairment	—	—	99,830
Unrealized change in fair value of investment in unconsolidated affiliate	1,864	—	—
Inventory write-downs	1,640	997	1,349
Amortization of operating lease ROU asset	3,206	3,880	3,477
Amortization of debt issuance costs	5,152	10,127	5,554
Amortization of debt discount	—	—	187
Amortization of debt premium	(2,006)	(2,006)	(84)
Amortization of capitalized implementation costs	1,984	—	—
Amortization of dedesignated interest rate swap	410	863	—
Debt extinguishment loss	—	—	3,971
Interest rate swaps	631	3,539	3,178
Stock-based compensation expense	11,928	11,336	10,551
Non-cash restructuring charges	—	—	1,660
Provision for (benefit from) credit losses	206	(90)	3,525
(Gain) loss on sale of assets, net	(12,396)	(11,313)	1,832
Gain on sale of business	(28,098)	(18,945)	(12,475)
Deferred income tax provision (benefit)	15,229	10,379	(17,764)
Amortization of contract costs	19,162	19,990	26,629
Deferred revenue recognized in earnings	(20,956)	(10,382)	(19,489)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,971)	4,445	36,395
Inventory	(10,520)	(12,989)	3,972
Other assets	(2,653)	635	(5,797)
Contract costs	(29,575)	(16,991)	(13,262)
Accounts payable and other liabilities	13,529	5,269	(15,089)
Deferred revenue	24,642	10,217	12,732
Other	45	(121)	147
Net cash provided by operating activities	203,450	237,400	335,278

Cash flows from investing activities:
Capital expenditures	(239,867)	(97,885)	(140,302)
Proceeds from sale of business	99,611	83,345	33,651
Proceeds from sale of property, equipment and other assets	20,654	29,562	18,911
Proceeds from insurance and other settlements	3,353	1,085	2,709
Investments in unconsolidated entities	(14,667)	—
Net cash (used in) provided by investing activities	(130,916)	16,107	(85,031)

Cash flows from financing activities:
Borrowings of long-term debt	826,733	704,751	1,049,000
Repayments of long-term debt	(809,983)	(863,251)	(1,204,375)
Payments of debt issuance costs	—	(2,451)	(5,269)
Payments for settlement of interest rate swaps that include financing elements	(1,334)	(4,390)	(2,916)
Dividends paid to stockholders	(90,315)	(89,343)	(88,832)
Net proceeds from issuance of common stock	4,176	3,401	—
Proceeds from stock issued under ESPP	633	713	683
Purchases of treasury stock	(2,447)	(2,465)	(1,804)
Contribution from Exterran Corporation	—	—	678
Net cash used in financing activities	(72,537)	(253,035)	(252,835)

Archrock, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Net increase (decrease) in cash and cash equivalents	(3)	472	(2,588)
Cash and cash equivalents, beginning of period	1,569	1,097	3,685
Cash and cash equivalents, end of period	$1,566	$1,569	$1,097

Supplemental disclosure of cash flow information:
Interest paid	$98,406	$100,002	$99,797
Income taxes refunded (paid), net	(407)	(247)	(94)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued capital expenditures	$9,899	$7,641	$1,624
Non-cash consideration received in sales of a business	—	—	5,762

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements include the accounts of Archrock and its wholly–owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise noted.

Our Financial Statements are prepared in accordance with GAAP and the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected as of the reporting date. Management believes that the estimates and assumptions sued are reasonable.

Cash and Cash Equivalents

We consider all highly–liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

The contractual life of our trade receivables is primarily 30 days based on the payment terms specified in the contract. Contract operations services are generally billed monthly at the beginning of the month in which service is being provided. Aftermarket services billings typically occur when parts are delivered or service is completed. Due to the short–term nature of our trade accounts receivable, we consider the amortized cost to be the same as the carrying value amount of the receivable, excluding the allowance for credit losses.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Loss rates are separately determined for each asset pool based on the length of time a trade receivable has been outstanding. We analyze two years of internal historical loss data, including the effects of prepayments, write–offs and subsequent recoveries, to determine our historical loss experience. Our historical loss information is a relevant data point for estimating credit losses, as the data closely aligns with trade receivables due from our customers. Ratings assigned by external rating agencies and credit monitoring services consider past performance and forecasts of future economic conditions in assessing credit risk.

Inventory

Inventory consists of parts used for maintenance of natural gas compression equipment. Inventory is stated at the lower of cost and net realizable value using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight–line method over their estimated useful lives as follows:

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

Leases

We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. We recognize ROU assets and liabilities based on the present value of lease payments over the lease term. As the discount rate implicit in the lease is rarely readily determinable, we estimate our incremental borrowing rate using information available at commencement date in determining the present value of the lease payments.

The lease term includes options to extend when we are reasonably certain to exercise the option. Short–term leases, those with an initial term of 12 months or less, are not recorded on the balance sheet. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease expense for lease payments is recognized on a straight–line basis over the term of the lease.

Our facility leases, of which we are the lessee, contain lease and nonlease components, which we have elected to account for as a single lease component, as the nonlease components are not significant to the total consideration of the contract and separating the nonlease component would have no effect on lease classification.

For contract operations service agreements in which we are a lessor, as the services nonlease component is predominant over the compression package lease component, we do not account for these agreements as operating leases.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Impairment of Long–Lived Assets

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

Internal–Use Software

Certain of our contracts have been deemed to be hosting arrangements that are service contracts, including those related to the cloud migration of our ERP system and cloud services for our new mobile workforce, telematics and inventory management tools. Certain costs incurred for the implementation of a hosting arrangement that is a service contract are capitalized and amortized on a straight–line basis over the term of the respective contract. Amortization begins for each component of the hosting arrangement when the component becomes ready for its intended use.

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

Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage–based taxes that are collected from the customer are excluded from revenue.

Contract Operations

Natural gas compression services. Natural gas compression services are generally satisfied over time, as the customer simultaneously receives and consumes the benefits provided by these services. Our performance obligation is a series in which the unit of service is one month, as the customer receives substantially the same benefit each month from the services regardless of the type of service activity performed, which may vary. If the transaction price is based on a fixed fee, revenue is recognized monthly on a straight–line basis over the period that we are providing services to the customer. Amounts invoiced to customers for costs associated with moving our compression assets to a customer site are also included in the transaction price and are amortized over the initial contract term. We do not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year.

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

Billable Maintenance Service. We perform billable maintenance service on our natural gas compression equipment at the customer’s request on an as–needed basis. The performance obligation is satisfied and revenue is recognized at the agreed–upon transaction price at the point in time when service is complete and the customer has accepted the work performed and can obtain the remaining benefits of the service that the unit will provide.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

Maintenance, Overhaul and Reconfiguration Services. For our service activities, the performance obligation is satisfied over time, as the work performed enhances the customer–controlled asset and another entity would not have to substantially re–perform the work we completed if they were to fulfill the remaining performance obligation. The transaction price may be a fixed monthly service fee, a fixed quoted fee or entirely variable, calculated on a time and materials basis.

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

Service provided based on time and materials is generally short–term in nature and labor rates and parts pricing is agreed upon prior to commencing the service. We apply an estimated gross margin percentage, which is fixed based on historical time and materials–based service, to actual costs incurred. We evaluate the estimated gross margin percentage at the end of each reporting period and adjust the transaction price as appropriate.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax–planning strategies and results of recent operations. If a valuation allowance was previously recorded and we subsequently determined we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax assets’ valuation allowance, which would reduce the provision for income taxes.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

We record uncertain tax positions in accordance with the accounting standard on income taxes under a two–step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more–likely–than–not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. Our temporary cash investments have a zero–loss expectation because we maintain minimal balances in our cash investment accounts and have no history of loss. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We perform periodic evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness to manage this risk. We generally do not obtain collateral for trade receivables, but we may require payment in advance. Payment terms are on a short–term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the products and services we provide and the terms of our customer agreements.

During the years ended December 31, 2022, 2021 and 2020, no customers accounted for more than 10% of our consolidated revenues.

Accounting Standard Update Implemented

In December 2022, the FASB issued ASU No. 2022–06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2022–06 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. We adopted ASU 2022–06 during 2022, and the adoption did not and is currently not expected to have a material impact on our consolidated financial statements. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.

No other new accounting pronouncements issued or effective during 2022 have had or are expected to have a material impact on our consolidated financial statements.

NOTE 3. DISPOSITIONS

During 2022, we completed sales of certain contract operations customer service agreements and approximately 770 compressors, comprising approximately 172,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer–related and contract–based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized an aggregate gain of $28.1 million.

During 2021, we completed sales of certain contract operations customer service agreements and approximately 875 compressors, comprising approximately 140,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer–related and contract–based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized an aggregate gain on the sales of $19.0 million.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

In July 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. In connection with the sale, we entered into a supply agreement to purchase a minimum amount of turbocharger goods and services over a two–year term. In addition to cash of $9.5 million received upon closing, an additional $3.0 million was received on the first anniversary of the closing date in July 2021, and $3.5 million was received through the purchase of turbocharger goods and services under the supply agreement, including $2.8 million that was received in 2021. We recognized a gain on the sale of $9.3 million in 2020.

In March 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer–related and contract–based intangible assets and goodwill based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized a gain on the sale of $3.2 million in 2020.

NOTE 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	December 31,
	2022	2021
Customer related:
Third party	$110,636	$83,204
Related parties (1)	2,998	3,675
Other (2)	25,584	20,204
Accounts receivable	139,218	107,083
Allowance for credit losses	(1,674)	(2,152)
Accounts receivable, net	$137,544	$104,931
(1)	See Note 27 for additional information.
(2)	Other receivables primarily consist of amounts due from the sale of used equipment.

The changes in our allowance for credit losses are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$2,152	$3,370	$2,210
Impact of adoption of new accounting standard	—	—	(216)
Provision for credit losses	206	(90)	3,525
Write-offs charged against allowance	(684)	(1,128)	(2,149)
Balance at December 31	$1,674	$2,152	$3,370

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 5. INVENTORY

Inventory is comprised of the following:

	December 31,
	2022	2021
Parts and supplies	$70,228	$63,628
Work in progress	14,394	9,241
Inventory	$84,622	$72,869

During the years ended December 31, 2022, 2021 and 2020 we recorded write–downs to inventory of $1.6 million, $1.0 million and $1.3 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is comprised of the following:

	December 31,
	2022	2021
Compression equipment, facilities and other fleet assets	$3,234,239	$3,273,770
Land and buildings	44,304	43,540
Transportation and shop equipment	93,189	92,490
Computer hardware and software	77,357	76,908
Other	5,754	6,229
Property, plant and equipment	3,454,843	3,492,937
Accumulated depreciation	(1,255,590)	(1,266,411)
Property, plant and equipment, net	$2,199,253	$2,226,526

Depreciation expense was $155.4 million, $167.6 million and $177.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. Assets under construction of $92.5 million and $30.1 million at December 31, 2022 and 2021, respectively, primarily consisted of compression equipment, facilities and other fleet assets.

NOTE 7. LEASES

We have operating leases and subleases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of less than one year to approximately ten years and most include options to extend the lease term, at our discretion, for an additional six months to ten years. We are not, however, reasonably certain that we will exercise any of the options to extend and as such, they have not been included in the remaining lease terms.

Financial and other supplemental information related to our operating leases is as follows:

		December 31,
	Classification	2022	2021
ROU assets	Operating lease ROU assets	$16,706	$17,491

Lease liabilities
Current	Accrued liabilities	$3,244	$2,940
Noncurrent	Operating lease liabilities	14,861	15,940
Total lease liabilities		$18,105	$18,880

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$4,041	$4,836	$4,508
Short-term lease cost	447	169	52
Variable lease cost	1,802	2,123	1,652
Total lease cost	$6,290	$7,128	$6,212

	Year Ended December 31,
	2022	2021	2020
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$5,951	$6,568	$5,885
Operating lease ROU assets obtained in exchange for lease liabilities, net (1)	2,421	2,135	4,812
(3)	Includes decreases to our ROU assets of $0.2 million and $0.6 million related to lease amendments and terminations during 2022 and 2021, respectively.

	December 31,
	2022	2021	2020
Weighted average remaining lease term (in years)	6.7	7.2	7.9
Weighted average discount rate	4.7%	4.6%	4.8%

Remaining maturities of our lease liabilities as of December 31, 2022 are as follows:

2023	$3,719
2024	3,425
2025	2,846
2026	2,556
2027	2,374
Thereafter	6,486
Total lease payments	21,406
Less: Interest	(3,301)
Total lease liabilities	$18,105

NOTE 8. INTANGIBLE ASSETS, NET

Intangible assets include customer relationships associated with various business and asset acquisitions. These acquired intangible assets were recorded at fair value determined as of the date of acquisition and are being amortized over the period we expect to benefit from the assets.

Intangible assets, net is comprised of the following:

	December 31,
	2022	2021
Gross carrying amount	$141,462	$144,322
Accumulated amortization	(104,385)	(96,435)
Intangible assets, net	$37,077	$47,887

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Intangible assets are amortized on a straight–line basis with estimated useful lives ranging from 15 to 25 years. Amortization expense was $8.9 million, $11.3 million and $15.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

2023	$6,890
2024	5,721
2025	3,595
2026	3,032
2027	2,157
Thereafter	15,682
Total	$37,077

NOTE 9. CONTRACT COSTS

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized contract costs included commissions paid to our sales force to obtain contract operations contracts. As of December 31, 2022 and 2021, we had contract costs of $3.0 million and $2.6 million associated with sales commissions recorded in our consolidated balance sheets.

We also capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and we expect to recover those costs. Contract costs incurred to fulfill our customer contracts include freight charges to transport compression assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of December 31, 2022 and 2021, we had contract costs of $31.7 million and $22.8 million associated with freight and mobilization recorded in our consolidated balance sheets. Aftermarket services fulfillment costs are recognized based on the percentage–of–completion method applicable to the customer contract and do not typically result in the recognition of a contract asset.

These obtainment and fulfillment costs associated with our contract operations segment are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We periodically assess whether the 36–month estimate fairly represents the average contract term and adjust as appropriate. Costs associated with sales commissions in our aftermarket services segment are expensed when paid, as the amortization period is less than one year. Aftermarket services fulfillment costs are recognized based on the percentage–of–completion method applicable to the customer contract and do not typically result in the recognition of a contract asset.

Costs associated with sales commissions in our contract operations segment are amortized to SG&A.  During the years ended December 31, 2022, 2021 and 2020, we amortized $1.9 million, $2.2 million and $3.0 million, respectively, related to sales commissions. Contract costs associated with freight and mobilization are amortized to costs of sales (excluding depreciation and amortization).  During the years ended December 31, 2022, 2021 and 2020, we amortized $17.3 million, $17.8 million and $23.6 million, respectively, related to freight and mobilization.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 10. HOSTING ARRANGEMENTS

We have hosting arrangements that are service contracts for cloud applications including our ERP, mobile workforce, telematics and inventory management tools.

Capitalized implementation costs and accumulated amortization related to our hosting arrangements that are service contracts are as follows:

	December 31,
	2022	2021
Hosting arrangements	$15,675	$12,674
Accumulated amortization	(2,637)	(653)
Hosting arrangements, net	$13,038	$12,021

These costs are included in other assets in our consolidated balance sheets. Amortization expense, which is recorded in SG&A in our consolidated statements of operations, was $2.0 million, $0.3 million and $0.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2020, we impaired $1.7 million of capitalized implementation costs related to the hosting arrangements of the mobile workforce component of our project due to the termination of the agreement, which was included in long–lived and other asset impairment in our consolidated statements of operations.

NOTE 11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment–by–investment basis at initial recognition.

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the year ended December 31, 2022, we recognized an unrealized loss of $1.9 million related to the change in fair value of our investment (see Note 25). Changes in the fair value of this investment are recognized in other (income) expense, net in our consolidated statements of operations. As of December 31, 2022, our ownership interest in ECOTEC is 22.7%, which is included in other assets in our consolidated balance sheets. The remaining 2.3% interest was acquired in January 2023.

NOTE 12. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31,
	2022	2021
Accrued salaries and other benefits	$22,288	$20,891
Accrued income and other taxes	10,108	9,957
Accrued interest	22,380	22,368
Derivative liability	—	1,250
Other accrued liabilities	22,139	28,051
Accrued liabilities	$76,915	$82,517

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 13. CONTRACT LIABILITIES

As of December 31, 2022 and 2021, our contract liabilities were $8.0 million and $4.4 million, respectively. These liabilities are included in deferred revenue and other liabilities in our consolidated balance sheets.

We deferred revenue of $24.6 million and $10.2 million, respectively, and recognized $21.0 million and $10.4 million, respectively, as revenue during the years ended December 31, 2022 and 2021, respectively. The revenue recognized and deferred during the periods primarily related to freight billings and milestone billings on aftermarket services.

NOTE 14. LONG–TERM DEBT

Long–term debt is comprised of the following:

	December 31,
	2022	2021
Credit facility	$251,250	$234,500

6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	10,530	12,536
Unamortized debt issuance costs	(8,744)	(10,406)
	801,786	802,130

6.875% senior notes due April 2027:
Principal outstanding	500,000	500,000
Unamortized debt issuance costs	(4,702)	(5,805)
	495,298	494,195

Long-term debt	$1,548,334	$1,530,825

Credit Facility

As of December 31, 2022, our Credit Facility has an aggregate borrowing commitment of $750.0 million and will expire in November 2024 unless renewed or amended prior to that date. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. We may use up to $50.0 million for swing line loans and an additional $50.0 million for letters of credit. As of December 31, 2022, there were $5.7 million letters of credit outstanding under the Credit Facility.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors, the largest of which is compressors. Borrowings under the Credit Facility are secured by substantially all of our personal property assets and certain of our subsidiaries.

Borrowings under the Credit Facility bear interest at, based on our election, either a base rate or LIBOR, plus an applicable margin. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. Depending on our leverage ratio, the applicable margin varies (i) in the case of base rate loans, from 1.00% to 1.75% and (ii) in the case of LIBOR loans, from 2.00% to 2.75%. The weighted average annual interest rate on the outstanding balance under our Credit Facility, excluding the effect of interest rate swaps, was 6.9% and 2.6% at December 31, 2022 and 2021, respectively.

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility at a rate of 0.375%. We incurred $1.9 million, $2.0 million and $2.0 million in commitment fees during 2022, 2021 and 2020, respectively.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

As a result of the facility’s ratio requirements, $487.6 million of the $493.0 million of undrawn capacity was available for additional borrowings as of December 31, 2022.

As of December 31, 2022, the following consolidated financial ratios, as defined in our Credit Facility agreement, were required:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.0 to 1.0
Total Debt to EBITDA
January 1, 2023 through September 30, 2023	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

In addition to the financial covenants discussed above, the Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. As of December 31, 2022, we were in compliance with all covenants under our Credit Facility agreement.

2027 Notes and 2028 Notes

Our 2027 Notes were issued under an indenture dated March 21, 2019 and mature on April 1, 2027. The notes were issued in a private offering at 100% of their face value and have an effective interest rate of 7.9%. We received net proceeds of $491.2 million after deducting issuance costs of $8.8 million.

Our 2028 Notes were issued under an indenture dated December 20, 2019 and mature on April 1, 2028. The 2028 Notes were issued in two private offerings of $500.0 million and $300.0 million in December 2019 and December 2020, respectively. The notes of the two offerings have identical terms and are treated as a single class of securities. The $300.0 million of notes were issued at 104.875% of their face value and have an effective interest rate of 5.6%. The $500.0 million of notes were issued at 100% of their face value and have an effective interest rate of 6.8%. We received net proceeds of $491.8 million after deducting issuance costs of $8.2 million from our December 2019 offering and net proceeds of $309.9 million after deducting issuance costs of $4.7 million from our December 2020 offering.

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

The 2027 Notes and 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and all of our existing subsidiaries, other than Archrock Partners, L.P. and Archrock Partners Finance Corp., which are co–issuers of both offerings, and certain of our future subsidiaries. The 2027 Notes and 2028 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness.

The 2027 Notes and 2028 Notes may be redeemed at any time, in whole or in part, at specified redemption prices and make–whole premiums, plus any accrued and unpaid interest.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Maturities of Long–Term Debt

As of December 31, 2022, the maturities of our long–term debt, excluding interest to be accrued, are as follows:

2023	$—
2024	251,250
2025	—
2026	—
2027	495,298
Thereafter	801,786

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

In August 2021, Hurricane Ida made landfall in Louisiana, causing operational disruptions, damage to compressors and a temporary shutdown of facilities in Louisiana that negatively impacted our financial performance in the quarter. As of December 31, 2021, we had an insurance recovery of $2.8 million related to the facility and compressor damages, which we received in cash during the three months ended March 31, 2022. In September 2022, we received an additional $0.4 million related to business interruption insurance recovery proceeds.

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2022 and 2021, we accrued $3.9 million and $5.8 million, respectively, for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

During the years ended December 31, 2022 and 2021, certain of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. As of both December 31, 2022 and 2021, we accrued $0.6 million for these audits.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

In 2020, we settled a certain sales and use tax audit for which we recorded a $12.4 million net benefit in our consolidated statements of operations. This net benefit was primarily reflected as decreases of $4.4 million and $7.9 million to cost of sales (excluding depreciation and amortization) and SG&A, respectively. We received a cash refund of $17.3 million in the fourth quarter of 2020 related to this settlement and have a $2.0 million accrued liability recorded as of December 31, 2022, which is included in our accrual for non–income–based tax audits discussed above.

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

NOTE 16. STOCKHOLDERS’ EQUITY

At–the–Market Continuous Equity Offering Program

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

During the years ended December 31, 2022 and 2021, we sold 447,020 and 357,148 shares of common stock, respectively, for net proceeds of $4.2 million and $3.4 million, respectively, pursuant to the ATM Agreement.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2022, 2021 and 2020:

	Dividends per
	Common Share	Dividends Paid
2022
Q4	$0.145	$22,589
Q3	0.145	22,559
Q2	0.145	22,494
Q1	0.145	22,673

2021
Q4	$0.145	$22,351
Q3	0.145	22,506
Q2	0.145	22,331
Q1	0.145	22,155

2020
Q4	$0.145	$22,177
Q3	0.145	22,308
Q2	0.145	22,176
Q1	0.145	22,171

On January 26, 2023, our Board of Directors declared a quarterly dividend of $0.15 per share of common stock, or approximately $23.6 million, which was paid on February 14, 2023 to stockholders of record at the close of business on February 7, 2023.

Accumulated Other Comprehensive Loss

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive loss consists of changes in the fair value of our interest rate swap derivative instruments, net of tax. See Note 24 for further details on our interest rate swap derivative instruments.

The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Year Ended December 31,
	2022	2021	2020
Beginning accumulated other comprehensive loss	$(984)	$(5,006)	$(1,387)
Other comprehensive income (loss), net of tax:
Loss recognized in other comprehensive income	(405)	(962)	(6,683)
Loss reclassified from accumulated other comprehensive loss to interest expense	1,389	4,984	3,064
Total other comprehensive income (loss)	984	4,022	(3,619)
Ending accumulated other comprehensive loss	$—	$(984)	$(5,006)

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 17. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents our revenue from contracts with customers by segment (see Note 28) and disaggregated by revenue source:

	Year Ended December 31,
	2022	2021	2020
Contract operations:
0 ― 1,000 horsepower per unit	$159,140	$175,457	$224,702
1,001 ― 1,500 horsepower per unit	285,758	267,191	305,185
Over 1,500 horsepower per unit	231,923	204,893	206,749
Other (1)	980	770	2,282
Total contract operations revenue (2)	677,801	648,311	738,918

Aftermarket services:
Services	88,728	69,876	79,012
OTC parts and components sales	79,039	63,274	57,040
Total aftermarket services revenue (3)	167,767	133,150	136,052

Total revenue	$845,568	$781,461	$874,970
(1)	Primarily relates to fees associated with owned non–compression equipment.
(2)	Includes $3.2 million, $4.0 million and $5.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of December 31, 2022, we had $310.5 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2027 as follows:

	2023	2024	2025	2026	2027	Total
Remaining performance obligations	$205,999	$67,137	$32,096	$4,067	$1,151	$310,450

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

NOTE 18. STOCK–BASED COMPENSATION

The 2020 Plan and the 2013 Plan both provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock–based awards and dividend equivalent rights to our employees, directors and consultants. No additional grants may be made under the 2013 Plan following the adoption of the 2020 Plan. Previous grants made under the 2013 Plan continue to be governed by that plan and the applicable award agreements.

As of December 31, 2022, the maximum number of shares of common stock available for issuance under the 2020 Plan is 8,500,000, and 5.9 million shares remain available for grant. Each stock–settled award granted under the 2020 Plan reduces the number of shares available for issuance by one share. Cash–settled awards are not counted against the aggregate share limit. Shares subject to awards granted under the 2020 Plan that are subsequently canceled, terminated, settled in cash or forfeited, excluding shares withheld to satisfy tax withholding obligations or to pay the exercise price of an option, are available for future grant under the 2020 Plan. Our policy is to issue new shares when restricted stock units and performance–based restricted stock units are vested. We account for forfeitures as they occur.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Both the 2020 Plan and the 2013 Plan allow us to withhold shares upon vesting of restricted stock at the then–current market price to cover taxes required to be withheld on the vesting date. During the years ended December 31, 2022, 2021 and 2020, we withheld 283,024 shares valued at $2.4 million, 283,972 shares valued at $2.5 million and 236,752 shares valued at $1.8 million, respectively, to cover tax withholding.

Restricted Stock Awards and Performance–Based Restricted Stock Units

Grants of restricted stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in three equal installments following the date of grant. Compensation expense is recognized over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock includes rights to receive dividends or dividend equivalents.

Grants of performance–based restricted stock units are three–year equity settled awards linked to the performance of our common stock. The awards also include dividend equivalent rights that accumulate during the vesting period.

The vesting of the performance–based restricted stock units is dependent of the satisfaction of a combination of certain service–related conditions and our total shareholder return ranked against that of a predetermined peer group over a three–year performance period. The awards vest in their entirety on the date specified in the award agreement following the conclusion of the performance period. The final number of shares of common stock issuable upon vesting can range from 0% to 200% of the initial grant depending on the level of achievement as determined by the Compensation Committee of our Board of Directors.

The fair value of the performance–based restricted stock units, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. Expected volatilities for us and each peer company utilized in the model are estimated using a historical period consistent with the awards’ remaining performance period as of the grant date. The risk–free interest rate is based on the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities for a term consistent with the remaining performance period. The dividend yield used is 0.0% to approximate accumulation of earnings.

The assumptions that were used to estimate the fair value of our performance–based stock units are as follows:

	Year Ended December 31,
	2022	2021	2020
Remaining performance period as of grant date (in years)	2.9	2.8	2.9
Risk-free interest rate used	1.4%	0.3%	1.4%
Grant-date fair value	$11.96	$14.30	$11.33

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Activity related to our restricted stock and performance–based restricted stock units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and performance-based restricted stock units, December 31, 2021	2,055	$10.38
Granted	1,599	8.97
Vested	(1,071)	9.78
Canceled	(110)	9.09
Non-vested restricted stock and performance-based restricted stock units, December 31, 2022	2,473	$9.79

The grant date fair value of the restricted stock and performance–based restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $14.3 million, $12.1 million and $11.9 million, respectively. The fair value of the restricted stock and performance–based restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $9.3 million, $8.5 million and $6.6 million, respectively.

As of December 31, 2022, we expect $12.7 million of unrecognized compensation cost related to our non–vested restricted stock and performance–based restricted stock units to be recognized over the weighted–average period of 1.8 years.

Cash Settled Performance Units

Grants of cash–settled performance units vest at the end of the three year vesting period and are payable in an amount of cash equivalent to the value of our common stock at the vesting date for each unit vested. These awards are subject to one of more performance conditions and are accounted for as liability awards with expense based on the fair value measured at the end of each reporting period. These awards also include dividend equivalent rights that accumulated during the vesting period. At the end of each reporting period, the Compensation Committee of our Board of Directors approves the determination of achievement for each performance measure, which can range from 0% to 200%.

Activity related to our cash–settled performance units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Non-vested cash-settled performance units, December 31, 2021	523	$10.22
Granted	262	9.38
Vested	(139)	12.91
Canceled	(137)	9.42
Non-vested cash-settled performance units, December 31, 2022	509	$9.27

The grant date fair value of the cash settled performance units granted during the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $2.3 million and $1.8 million, respectively. Cash paid upon vesting of these cash settled performance units during the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $0.6 million and $0.5 million, respectively.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2022, we expect $3.0 million of unrecognized compensation cost related to our non–vested liability awards to be recognized over the weighted–average period of 1.9 years.

Employee Stock Purchase Plan

Our ESPP provides employees with an opportunity to participate in our long–term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. Each quarter, eligible employees may elect to withhold a portion of their salary up to the lesser of $25,000 per year or 10% of their eligible pay at a price equal to 85% to 100% of the fair market value of the stock as defined by the plan. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first or last trading day of the quarter, whichever is lesser. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP.

The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1.0 million. As of December 31, 2022, 429,250 shares remained available for purchase under the ESPP.

Directors’ Stock and Deferral Plan

Our DSDP provides non–employee members of the Board of Directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. In this case, we issue restricted stock units and the rights to receive dividends or dividend equivalents is accrued and paid when the shares are issued.

There are 100,000 shares reserved under the DSDP and, as of December 31, 2022, 37,771 shares remained available to be issued under the plan.

Stock–Based Compensation Expense

Stock–based compensation expense is as follows:

	Year Ended December 31,
	2022	2021	2020
Equity award expense	$11,928	$11,336	$10,551
Liability award expense (1)	2,569	(816)	1,521
Total stock-based compensation expense	$14,497	$10,520	$12,072
(1)	In 2021, we reversed a prior period expense of $2.1 million as the result of revised estimates of performance achievement of our 2020 and 2019 cash–settled performance–based restricted stock units.

NOTE 19. RETIREMENT BENEFIT PLAN

Our 401(k) retirement plan provides for optional employee contributions up to the applicable IRS annual limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $4.9 million, $4.4 million and $5.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 20. LONG–LIVED AND OTHER ASSET IMPAIRMENT

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Year Ended December 31,
	2022	2021	2020
Idle compressors retired from the active fleet	145	230	730
Horsepower of idle compressors retired from the active fleet	100,000	85,000	261,000
Impairment recorded on idle compressors retired from the active fleet	$21,431	$21,208	$77,590

Goodwill

In the first quarter of 2020, the global response to the COVID–19 pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit as of March 31, 2020. The quantitative test determined that the carrying amount of our contract operations reporting unit exceeded its fair value and we recorded a goodwill impairment loss of $99.8 million during the first quarter of 2020.

Other Impairment

During the year ended December 31, 2020, $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our process and technology transformation project was impaired. See Note 10 for further details.

NOTE 21. RESTRUCTURING CHARGES

In response to the decreased activity level of our customers that resulted from the COVID–19 pandemic, we recorded pandemic restructuring charges for severance costs of $1.7 million and $5.3 million during the years ended December 31, 2021 and 2020, respectively. We do not expect to incur additional material costs under this restructuring plan.

During the year ended December 31, 2021, management approved and initiated a plan to exit a facility no longer deemed economical for our business, and we incurred $0.9 million of costs to complete the exit of the facility. We do not expect to incur additional material costs under this restructuring plan.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2020, we completed restructuring activities to further streamline our organization and more fully align our teams to improve our customer service and profitability. We incurred severance costs of $1.7 million related to these activities during the first quarter of 2020. No additional costs will be incurred for this organizational restructuring. Management also approved a plan to dispose of certain non–core properties, and we incurred $1.5 million of costs as a result of these property disposals. No additional charges will be incurred under this restructuring plan.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
	Operations	Services	Other	Total
2021
Pandemic restructuring	$616	$145	$956	$1,717
2021 property restructuring	929	—	—	929
2020 property restructuring	—	—	35	35
Other restructuring	—	—	222	222
Total restructuring charges	$1,545	$145	$1,213	$2,903

2020
Organizational restructuring	$458	$625	$612	$1,695
Pandemic restructuring	2,505	1,218	1,534	5,257
2020 property restructuring
Loss on sale	—	—	915	915
Impairment loss	—	—	583	583
Total restructuring charges	$2,963	$1,843	$3,644	$8,450

The following table presents restructuring charges incurred by cost type:

	Year Ended December 31,
	2021	2020
Severance costs
Organizational restructuring	$—	$1,695
Pandemic restructuring	1,717	5,257
Total severance costs	1,717	6,952
Property disposal costs:
Loss on sale	—	915
Impairment loss	—	583
Other exit costs	964	—
Total property disposal costs	964	1,498
Other restructuring costs	222	—
Total restructuring charges	$2,903	$8,450

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 22. INCOME TAXES

Current and Deferred Tax Provision

Our provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current tax provision (benefit):
U.S. federal	$—	$(1)	$(99)
State	1,064	366	326
Total current	1,064	365	227
Deferred tax provision (benefit):
U.S. federal	14,320	8,800	(17,246)
State	909	1,579	(518)
Total deferred	15,229	10,379	(17,764)
Provision for (benefit from) income taxes	$16,293	$10,744	$(17,537)

The provision for (benefit from) income taxes for the years ended December 31, 2022, 2021 and 2020 resulted in effective tax rates of 27%, 28% and 20%, respectively. The reconciliation of these effective tax rates to the U.S. statutory rate of 21% is as follows:

	Year Ended December 31,
	2022	2021	2020
Income taxes at U.S. federal statutory rate	$12,724	$8,182	$(18,056)
Net state income taxes	1,795	1,374	(817)
Tax credits	(26)	(720)	(1,256)
Unrecognized tax benefits (1)	17	598	772
Valuation allowances and write off of tax attributes (2)	(68)	(167)	236
Executive compensation limitation	1,901	1,559	1,159
Stock	152	162	538
Other	(202)	(244)	(113)
Provision for (benefit from) income taxes	$16,293	$10,744	$(17,537)
(1)	Includes the expiration of statute of limitations. See “Unrecognized Tax Benefits” below for further details.
(2)	See “Tax Attributes and Valuation Allowances” below for further details.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of our temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$191,916	$196,654
Interest expense limitation carryforward	19,327	—
Accrued liabilities	4,979	4,527
Other	12,834	12,503
	229,056	213,684
Valuation allowances (1)	(607)	(735)
Total deferred tax assets	228,449	212,949

Deferred tax liabilities:
Property, plant and equipment	(8,386)	(7,762)
Basis difference in the Partnership	(181,377)	(151,469)
Other	(6,187)	(6,975)
Total deferred tax liabilities	(195,950)	(166,206)

Net deferred tax asset (2)	$32,499	$46,743
(1)	See “Tax Attributes and Valuation Allowances” below for further details.
(2)	The 2022 net deferred tax assets are reflected in our consolidated balance sheets as deferred tax assets of $33.4 million and $47.9 million, respectively, and deferred tax liabilities of $0.9 million and $1.1 million, respectively.

Both the 2022 and 2021 balances are based on a U.S. federal tax rate of 21%.

Tax Attributes and Valuation Allowances

Changes in our valuation allowance are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$(735)	$(1,027)	$(822)
Additions to valuation allowance	(88)	—	(205)
Reductions to valuation allowance	216	292	—
Balance at end of period	$(607)	$(735)	$(1,027)

Pursuant to Sections 382 and 383 of the Code, utilization of loss and credit carryforwards are subject to annual limitations due to any ownership changes of 5% stockholders. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a rolling three–year period. We do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of any 382 or 383 limitations. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal taxable income and future U.S. federal income tax may be limited in the future if we have a 50% or more ownership change in our 5% stockholders.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

The amount of our deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three–year cumulative loss is present or both. Should we no longer have a level of sustained profitability, excluding nonrecurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely NOL, interest expense limitation and tax credit carryforwards. This may result in the need to record a valuation allowance against all or a portion of our deferred tax assets.

At December 31, 2022, we had U.S. federal and state NOL carryforwards of $848.5 million and $314.8 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state NOL carryforwards will begin to expire in 2029 and 2023, respectively, though $629.2 million of the U.S. federal and $169.9 million of the state NOL carryforwards have no expiration date. In connection with the state NOL deferred tax asset, we recorded a valuation allowance of $0.6 million and $0.7 million as of December 31, 2022 and 2021, respectively.

At December 31, 2022, we had a U.S. federal tax credit carryforward of $3.0 million. If not used, the federal tax credit carryforward will begin to expire in 2037.

As of December 31, 2022, we had U.S. federal and state interest expense limitation carryforwards of $86.4 million and $26.5 million, respectively, included in our interest expense limitation deferred tax asset that are available to offset future taxable income. These carryforwards have no expiration.

Unrecognized Tax Benefits

Changes in our unrecognized tax benefits (including discontinued operations) are as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$19,594	$18,892	$18,453
Additions based on tax positions related to current year	2,151	2,246	2,397
Additions based on tax positions related to prior years	6	632	—
Reductions based on tax positions related to prior years	(105)	(138)	(73)
Reductions based on lapse of statute of limitations	(1,995)	(2,038)	(1,885)
Ending balance	$19,651	$19,594	$18,892

We had $19.7 million, $19.6 million and $18.9 million of unrecognized tax benefits at December 31, 2022, 2021 and 2020, respectively, of which $1.1 million, $2.1 million and $2.9 million, respectively, would affect the effective tax rate if recognized and $7.9 million, $7.9 million and $7.9 million, respectively, would be reflected in income from discontinued operations, net of tax if recognized.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

We recorded $2.1 million, $2.2 million and $2.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) in our consolidated balance sheets as of the years ended December 31, 2022, 2021 and 2020, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. We recorded no potential expenses or releases of interest or penalties in our consolidated statements of operations during 2022, $0.1 million of potential interest expense and penalties during 2021, and releases of $0.1 million during 2020.

Subject to the provisions of our tax matters agreement with Exterran Corporation, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin–off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of both December 31, 2022 and 2021, we recorded an indemnification asset (including penalties and interest) of $7.9 million, which is related to unrecognized tax benefits in our consolidated balance sheets (see Note 26).

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. U.S. federal income tax returns are generally subject to examination for up to three years after filing the returns. Due to our NOL carryforwards, our U.S. federal income tax returns can be examined back to the inception of our NOL carryforwards; therefore, expanding our examination period beyond 20 years. In 2020, the IRS completed their examination of our 2014 and 2015 tax years. Due to this audit being related to tax periods that commenced prior to the Spin–off, Exterran Corporation was also involved in the audit. The tax adjustments recorded from this audit did not have a material impact on our consolidated financial position or results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. We are not currently involved in any state audits.

As of December 31, 2022, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to December 31, 2023 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

Impact of New Legislation

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (Public Law Number 117–169). The legislation is expected to have an immaterial impact to our effective tax rate.

NOTE 23. NET INCOME (LOSS) PER COMMON SHARE

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

Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, performance–based restricted stock units and stock to be issued pursuant to our ESPP unless their effect would be anti–dilutive.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table shows the calculations for net income (loss) attributable to common stockholders and potential shares of common stock, which is used in the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$44,296	$28,217	$(68,445)
Allocation of earnings to participating securities	(1,429)	(1,172)	(1,338)
Net income (loss) attributable to common stockholders	$42,867	$27,045	$(69,783)

Weighted average common shares outstanding used in basic income (loss) per common share	153,281	151,684	150,828
Effect of dilutive securities:
Performance-based restricted stock units	125	144	—
ESPP shares	4	2	—
Weighted average common shares outstanding used in diluted income (loss) per common share	153,410	151,830	150,828

Anti-dilutive shares excluded from diluted income (loss) per common share
Stock options	—	31	96
Performance-based restricted stock units	—	—	54
ESPP shares	—	—	17
Net dilutive potential common shares issuable	—	31	167

NOTE 24. DERIVATIVES AND HEDGING

Prior to the expiration of our interest rate swaps in March 2022, we used derivative instruments to manage our exposure to fluctuations in the variable interest rate of our Credit Facility. We do not use derivative instruments for trading or other speculative purposes.

We had entered into three interest rate swaps with an aggregate notional amount of $300.0 million to offset changes in the expected cash flows due to fluctuations in the associated variable interest rates and designated them as cash flow hedges.

In 2021, we dedesignated one of the interest rate swaps with a $125.0 million notional value. At the time of dedesignation, the fair value of this interest rate swap was a liability of $1.6 million. The associated amount in accumulated other comprehensive loss related to this interest rate swap was amortized into interest expense over the remaining term of the swap through its expiration in March 2022. Changes in the fair value of this interest rate swap subsequent to dedesignation and prior to expiration were recorded in interest expense, the same consolidated statement of operations line item to which the earnings effect of the hedged item was recorded.

The remaining interest rate swaps had a $175.0 million notional value and were designated as (highly effective) cash flow hedging instruments until their expiration. Changes in the fair value of these interest rate swaps were recognized as a component of other comprehensive income (loss) until the hedged transactions affected earnings. At that time, amounts were reclassified into earnings to interest expense, the same consolidated statement of operations line item to which the earnings effect of the hedged items were recorded.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The effect of our derivative instruments on our consolidated balance sheet is as follows:

	December 31,
	2022	2021
Interest rate swaps designated as cash flow hedging instruments
Accrued liabilities	$—	$727
Interest rate swaps not designated as hedging instruments
Accrued liabilities	—	523
Total derivative liabilities	$—	$1,250

The effect of our derivative instruments on our consolidated statements of operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Total amount of interest expense in which the effects of cash flow hedges and undesignated interest rate swaps are recorded	$101,259	$108,135	$105,716

Interest rate swaps designated as cash flow hedging instruments:
Pre-tax loss recognized in other comprehensive income	$(512)	$(1,219)	$(8,459)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	(1,758)	(6,308)	(3,878)

Interest rate swaps not designated as hedging instruments:
Gain recognized in interest expense	$523	$1,088	$—

See Note 16 and Note 25 for further details on our derivative instruments.

NOTE 25. FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into the following three categories:

●	Level 1 – quoted unadjusted prices for identical markets in active markets to which we have access at the date of measurement.
●	Level 2 – quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model–derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered markets makers.
●	Level 3 – model–derived valuation in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of December 31, 2022, we owned a 22.7% equity interest in ECOTEC (see Note 11). We have elected the fair value option to account for this investment. The fair value determination of this investment primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement, which was valued through an average of an income approach (discounted cash flow method) and a market approach (guideline public company method), are the WACC and the revenue multiples. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. As of December 31, 2022, the fair value of our investment in ECOTEC is $12.8 million.

This fair value measurement is classified as Level 3. The significant unobservable inputs are as follows:

	Significant Unobservable Inputs	Range	Median
Valuation technique:
Discounted cash flow	WACC	0% - 22.1%	11.3%
Guideline public company	Revenue multiple	1.7x - 8.0x	3.9x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

Year Ended December 31,
2022
Balance at January 1	$—
Purchases of equity interests	14,667
Unrealized loss (1)	(1,864)
Balance at December 31	$12,803
(1)	Included in other expense (income) in our consolidated statements of operations.

Interest Rate Swaps

As of December 31, 2021, the fair value of our interest rate swaps was a liability of $1.3 million. Prior to their expiration in the first quarter of 2022, our interest rate swaps were valued quarterly based on the income approach (discounted cash flows) using market observable inputs, including LIBOR forward curves. These fair value measurements were classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Compressors

During the years ended December 31, 2022 and 2021, we recorded nonrecurring fair value measurements related to our idle compressors (see Note 20). Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The fair value of our compressors impaired is as follows:

	December 31,
	2022	2021
Impaired compressors	$1,961	$4,380

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of December 31, 2022	$0 - $621 per horsepower	$47 per horsepower
As of December 31, 2021	$0 - $621 per horsepower	$35 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 51% and 64% as of December 31, 2022 and 2021, respectively.

See Note 20 for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short–term nature of those instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

	December 31,
	2022	2021
Carrying amount of fixed rate debt (1)	$1,297,084	$1,296,325
Fair value of fixed rate debt	1,214,000	1,361,000
(1)	Carrying amounts are shown net of unamortized debt premium and deferred financing costs. See Note 14.

NOTE 26. DISCONTINUED OPERATIONS

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, including a tax matters agreement, which governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to certain tax matters. As of both December 31, 2022 and 2021, we had $7.9 million of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to liabilities of discontinued operations in our consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million related to these unrecognized tax benefits recorded to assets of discontinued operations as of both December 31, 2022 and 2021.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Assets and liabilities of discontinued operations are as follows:

	December 31,
	2022	2021
Other assets	$7,868	$7,868
Deferred tax assets	718	1,943
Assets of discontinued operations	$8,586	$9,811

Deferred tax liabilities	$7,868	$7,868
Liabilities of discontinued operations	$7,868	$7,868

The acquisition of Exterran Corporation by Enerflex, Ltd. in October 2022 had no impact on the Spin–off related agreements discussed above.

NOTE 27. RELATED PARTY TRANSACTIONS

Old Ocean Reserves, an affiliate of our customer Hilcorp, has the right to designate one director to serve on our board of directors as long as Old Ocean Reserves or its successors (together with its affiliates) owns at least 7.5% of our outstanding common stock. As of December 31, 2022, Old Ocean Reserves owned 10.8% of our outstanding common stock. Jason C. Rebrook, Chief Executive Officer and Director of Harvest Midstream Company, a Hilcorp affiliate, has served as Old Ocean Reserves’ representative director since July 2020.

Revenue from Hilcorp and affiliates was $36.2 million, $38.2 million and $40.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. Accounts receivable, net due from Hilcorp and affiliates was $3.0 million and $3.7 million as of December 31, 2022 and 2021, respectively (see Note 4).

NOTE 28. SEGMENT INFORMATION

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Summarized financial information for our segments is shown below:

	Contract	Aftermarket
	Operations	Services	Other (1)	Total
2022
Revenue	$677,801	$167,767	$—	$845,568
Gross margin	398,903	27,181	—	426,084
Capital expenditures	237,246	1,964	657	239,867

2021
Revenue	$648,311	$133,150	$—	$781,461
Gross margin	403,825	18,719	—	422,544
Capital expenditures	94,863	2,675	347	97,885

2020
Revenue	$738,918	$136,052	$—	$874,970
Gross margin	477,831	19,946	—	497,777
Capital expenditures	133,492	5,308	1,502	140,302
(1)	Corporate–related items.

The reconciliations of total assets by segment to total assets per the consolidated balance sheets are as follows:

	December 31,
	2022	2021
Contract operations assets	$2,431,145	$2,429,805
Aftermarket services assets	61,282	49,420
Segment assets	2,492,427	2,479,225
Other assets (1)	97,737	100,930
Assets of discontinued operations	8,586	9,811
Total assets	$2,598,750	$2,589,966
(1)	Corporate–related items.

The reconciliations of total gross margin to income (loss) before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
Total gross margin	$426,084	$422,544	$497,777
Less:
Selling, general and administrative	117,184	107,167	105,100
Depreciation and amortization	164,259	178,946	193,138
Long-lived and other asset impairment	21,442	21,397	79,556
Goodwill impairment	—	—	99,830
Restructuring charges	—	2,903	8,450
Interest expense	101,259	108,135	105,716
Debt extinguishment loss	—	—	3,971
Gain on sale of assets, net	(40,494)	(30,258)	(10,643)
Other expense (income), net	1,845	(4,707)	(1,359)
Income (loss) before income taxes	$60,589	$38,961	$(85,982)