Form 10-Q
period 2023-03-31
Archrock, Inc.
filed 2023-05-03
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 001-33666

Archrock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-3204509
(State or other jurisdiction of incorporation or organization) or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the common stock of the registrant outstanding as of April 26, 2023: 156,695,322 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2023 Share Repurchase Program	Share repurchase program approved by our Board of Directors on April 27, 2023 that allows us to repurchase up to $50.0 million of outstanding common stock.
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Credit Facility

$750.0 million asset-based revolving credit facility due November 2024, as governed by Amendment No. 3 to Credit Agreement, dated February 22, 2021, which amended that Credit Agreement, dated as of March 30, 2017

ECOTEC	Ecotec International Holdings, LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Hilcorp	Hilcorp Energy Company
Old Ocean Reserves	Old Ocean Reserves, LP, formerly JDH Capital Holdings, L.P.
OTC	Over-the-counter, as related to aftermarket services parts and components
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
U.S.	United States of America
WACC	Weighted average cost of capital

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q (this “Form 10-Q”) contains “forward–looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Form 10–Q are forward–looking statements within the meaning of the Exchange Act, including, without limitation, our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward–looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10–Q. Although we believe that the expectations reflected in these forward–looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward–looking statements include the risk factors described in our 2022 Form 10–K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,051	$1,566
Accounts receivable, net of allowance of $1,318 and $1,674, respectively	110,994	137,544
Inventory	89,632	84,622
Other current assets	6,946	8,228
Total current assets	210,623	231,960
Property, plant and equipment, net	2,246,245	2,199,253
Operating lease right-of-use assets	16,111	16,706
Intangible assets, net	35,196	37,077
Contract costs, net	35,998	34,736
Deferred tax assets	29,146	33,353
Other assets	38,307	37,079
Non-current assets of discontinued operations	8,280	8,586
Total assets	$2,619,906	$2,598,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$78,999	$64,324
Accrued liabilities	92,213	76,915
Deferred revenue	5,889	7,332
Total current liabilities	177,101	148,571
Long-term debt	1,547,274	1,548,334
Operating lease liabilities	14,170	14,861
Deferred tax liabilities	934	854
Other liabilities	19,509	17,569
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	1,766,856	1,738,057

Commitments and contingencies (Note 6)

Equity:
Preferred stock: $0.01 par value, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value 250,000,000 shares authorized, 164,903,900 and 163,439,013 shares issued, respectively	1,649	1,634
Additional paid-in capital	3,460,259	3,456,777
Accumulated deficit	(2,516,500)	(2,509,133)
Treasury stock: 8,207,390 and 7,810,548 common shares, at cost, respectively	(92,358)	(88,585)
Total equity	853,050	860,693
Total liabilities and equity	$2,619,906	$2,598,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Contract operations	$187,745	$163,656
Aftermarket services	42,089	33,545
Total revenue	229,834	197,201
Cost of sales (excluding depreciation and amortization):
Contract operations	79,482	64,501
Aftermarket services	33,908	28,638
Total cost of sales (excluding depreciation and amortization)	113,390	93,139
Selling, general and administrative	26,425	27,773
Depreciation and amortization	40,181	43,039
Long-lived and other asset impairment	2,569	7,416
Restructuring charges	1,047	—
Interest expense	26,581	25,246
Gain on sale of assets, net	(3,605)	(2,112)
Other expense (income), net	603	36
Income before income taxes	22,643	2,664
Provision for income taxes	6,158	943
Net income	$16,485	$1,721

Basic and diluted earnings per common share	$0.10	$0.01

Weighted average common shares outstanding:
Basic	154,116	152,690
Diluted	154,281	152,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$16,485	$1,721
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	—	574
Amortization of dedesignated interest rate swap	—	410
Total other comprehensive income, net of tax	—	984
Comprehensive income	$16,485	$2,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Amount	Shares	Capital	Deficit	Loss	Amount	Shares	Total
Balance at December 31, 2021	$1,615	161,482,852	$3,440,059	$(2,463,114)	$(984)	$(86,138)	(7,417,401)	$891,438
Treasury stock purchased	—	—	—	—	—	(2,363)	(272,403)	(2,363)
Cash dividends ($0.145 per common share)	—	—	—	(22,673)	—	—	—	(22,673)
Shares issued under ESPP	—	20,060	149	—	—	—	—	149
Stock-based compensation, net of forfeitures	14	1,416,672	3,053	—	—	—	(9,008)	3,067
Comprehensive income:								—
Net income	—	—	—	1,721	—	—	—	1,721
Other comprehensive income	—	—	—	—	984	—	—	984
Balance at March 31, 2022	$1,629	162,919,584	$3,443,261	$(2,484,066)	$—	$(88,501)	(7,698,812)	$872,323

Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$—	$(88,585)	(7,810,548)	$860,693
Treasury stock purchased	—	—	—	—	—	(3,773)	(383,766)	(3,773)
Cash dividends ($0.15 per common share)	—	—	—	(23,852)	—	—	—	(23,852)
Shares issued under ESPP	1	20,251	169	—	—	—	—	170
Stock-based compensation, net of forfeitures	14	1,444,636	3,313	—	—	—	(13,076)	3,327
Net income	—	—	—	16,485	—	—	—	16,485
Balance at March 31, 2023	$1,649	164,903,900	$3,460,259	$(2,516,500)	$—	$(92,358)	(8,207,390)	$853,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$16,485	$1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,181	43,039
Long-lived and other asset impairment	2,569	7,416
Non-cash restructuring charges	927	—
Unrealized change in fair value of investment in unconsolidated affiliate	254	—
Inventory write-downs	216	294
Amortization of operating lease right-of-use assets	823	780
Amortization of deferred financing costs	1,288	1,288
Amortization of debt premium	(501)	(502)
Amortization of capitalized implementation costs	597	—
Amortization of dedesignated interest rate swap	—	410
Interest rate swaps	—	631
Stock-based compensation expense	3,327	3,067
Provision for (benefit from) credit losses	(340)	108
Gain on sale of assets, net	(3,605)	(2,112)
Deferred income tax provision	5,881	886
Amortization of contract costs	5,090	4,476
Deferred revenue recognized in earnings	(4,476)	(3,115)
Changes in operating assets and liabilities:
Accounts receivable, net	7,632	(15,084)
Inventory	(4,131)	(1,021)
Other assets	609	444
Contract costs	(6,352)	(5,320)
Accounts payable and other liabilities	18,219	32,718
Deferred revenue	3,179	6,351
Other	(16)	97
Net cash provided by operating activities	87,856	76,572

Cash flows from investing activities:
Capital expenditures	(84,392)	(44,858)
Proceeds from sale of property, equipment and other assets	28,726	5,437
Proceeds from insurance and other settlements	—	2,763
Investments in unconsolidated entities	(2,000)	—
Net cash used in investing activities	(57,666)	(36,658)

Cash flows from financing activities:
Borrowings of long-term debt	158,850	172,500
Repayments of long-term debt	(160,100)	(186,500)
Payments for settlement of interest rate swaps that include financing elements	—	(1,334)
Dividends paid to stockholders	(23,852)	(22,673)
Proceeds from stock issued under ESPP	170	149
Purchases of treasury stock	(3,773)	(2,363)
Net cash used in financing activities	(28,705)	(40,221)
Net increase (decrease) in cash and cash equivalents	1,485	(307)
Cash and cash equivalents, beginning of period	1,566	1,569
Cash and cash equivalents, end of period	$3,051	$1,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

We are an energy infrastructure company with a pure play focus on midstream natural gas compression. We are the leading provider of natural gas compression services, in terms of total compression fleet horsepower, to customers in the energy industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our predominant segment, contract operations, primarily includes designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2022 Form 10K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2. Inventory

Inventory is comprised of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Parts and supplies	$73,573	$70,228
Work in progress	16,059	14,394
Inventory	$89,632	$84,622

3. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Compression equipment, facilities and other fleet assets	$3,298,006	$3,234,239
Land and buildings	44,625	44,304
Transportation and shop equipment	93,490	93,189
Computer hardware and software	77,482	77,357
Other	6,263	5,754
Property, plant and equipment	3,519,866	3,454,843
Accumulated depreciation	(1,273,621)	(1,255,590)
Property, plant and equipment, net	$2,246,245	$2,199,253

4. Investment in Unconsolidated Affiliate

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment–by–investment basis at initial recognition.

In April 2022, we agreed to acquire, for cash, a 25% equity interest in ECOTEC, a company specializing in methane detection, monitoring and management. For greater transparency, we have elected the fair value option for this investment.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2023, our ownership interest in ECOTEC, was 25% and included in other assets in our unaudited condensed consolidated balance sheets.

Changes in the fair value of this investment are recognized in other expense (income), net in our unaudited condensed consolidated statements of operations. See Note 13 (“Fair Value Measurements”) for further details on fair value accounting.

5. Long-Term Debt

Long–term debt is comprised of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Credit Facility	$250,000	$251,250

6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	10,029	10,530
Unamortized debt issuance costs	(8,329)	(8,744)
	801,700	801,786

6.875% senior notes due April 2027:
Principal outstanding	500,000	500,000
Unamortized debt issuance costs	(4,426)	(4,702)
	495,574	495,298

Long-term debt	$1,547,274	$1,548,334

The Credit Facility matures in November 2024 unless renewed or amended prior to that date. As of March 31, 2023, there were $4.1 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.5%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 7.4% and 6.9% at March 31, 2023 and December 31, 2022, respectively. We incurred $0.5 million of commitment fees on the daily unused amount of the Credit Facility in each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023, we were in compliance with all covenants under our Credit Facility agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of March 31, 2023.

6. Commitments and Contingencies

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2023 and December 31, 2022, we had $4.1 million and $3.9 million, respectively, accrued for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

During the years ended December 31, 2022 and 2021, certain of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. As of March 31, 2023 and December 31, 2022, we had $0.6 million accrued for these audits.

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

7. Stockholders’ Equity

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2023 and 2022:

	Dividends per	Dividends Paid
	Common Share	(in thousands)
2023
Q1	$0.150	$23,852

2022
Q4	$0.145	$22,589
Q3	0.145	22,559
Q2	0.145	22,494
Q1	0.145	22,673

On April 27, 2023, our Board of Directors declared a quarterly dividend of $0.15 per share of common stock to be paid on May 16, 2023 to stockholders of record at the close of business on May 9, 2023.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

8. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Contract operations:
0 ― 1,000 horsepower per unit	$39,954	$41,842
1,001 ― 1,500 horsepower per unit	81,807	67,001
Over 1,500 horsepower per unit	65,714	54,594
Other (1)	270	219
Total contract operations revenue (2)	187,745	163,656

Aftermarket services:
Services	21,249	17,137
OTC parts and components sales	20,840	16,408
Total aftermarket services revenue (3)	42,089	33,545

Total revenue	$229,834	$197,201
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $0.8 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

See Note 15 (“Segment Information”) for further information on segments.

Performance Obligations

As of March 31, 2023, we had $354.7 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2028 as follows:

(in thousands)	2023	2024	2025	2026	2027	2028	Total
Remaining performance obligations	$203,117	$88,750	$47,044	$11,658	$3,608	$504	$354,681

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As of March 31, 2023 and December 31, 2022, our receivables from contracts with customers, net of allowance for credit losses, were $104.9 million and $111.9 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the three months ended March 31, 2023:

(in thousands)
Balance at beginning of period	$1,674
Provision for (benefit from) credit losses	(340)
Write-offs charged against allowance	(16)
Balance at end of period	$1,318

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer–specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of March 31, 2023 and December 31, 2022, our contract liabilities were $6.8 million and $8.0 million, respectively.

During the three months ended March 31, 2023, we deferred revenue of $3.2 million and recognized deferred revenue of $4.5 million. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

9. Long-Lived and Other Asset Impairment

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

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Idle compressors retired from the active fleet	30	45
Horsepower of idle compressors retired from the active fleet	14,000	31,000
Impairment recorded on idle compressors retired from the active fleet	$2,569	$7,409

See Note 13 (“Fair Value Measurements”) for further details on fair value accounting.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

10. Restructuring Charges

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. We expect to incur additional restructuring charges of $1.5 million related to these restructuring activities.

The following table presents the changes to our accrued liability balance related to restructuring charges during the quarter ended March 31, 2023:

(in thousands)	Total
Balance at December 31, 2022	$—
Charges incurred	1,047
Payments	(120)
Balance at March 31, 2023	$927

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended March 31, 2023
Organizational restructuring	$203	$—	$844	$1,047
Total restructuring charges	$203	$—	$844	$1,047
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

Three Months Ended
(in thousands)	March 31, 2023
Organizational restructuring
Severance costs	$789
Consulting costs	258
Total restructuring charges	$1,047

11. Income Taxes

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

Effective Tax Rate

The year-to-date effective tax rate for the three months ended March 31, 2023 differed significantly from our statutory rate primarily due to unrecognized tax benefits and the limitation on executive compensation.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Unrecognized Tax Benefits

As of March 31, 2023, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to March 31, 2024 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

12. Earnings Per Common Share

Basic earnings per common share is computed using the two–class method, which is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two–class method, basic earnings per common share is determined by dividing net income, after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock–settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, only distributed earnings (dividends) are allocated to participating securities, as participating securities do not have a contractual obligation to participate in our undistributed losses.

Diluted earnings per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding performance–based restricted stock units and stock to be issued pursuant to our ESPP unless their effect would have been anti–dilutive.

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

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net income	$16,485	$1,721
Less: Allocation of earnings to participating securities	(735)	(515)
Net income attributable to common stockholders	$15,750	$1,206

Weighted average common shares outstanding used in basic earnings per common share	154,116	152,690
Effect of dilutive securities:
Performance-based restricted stock units	162	117
ESPP shares	3	3
Weighted average common shares outstanding used in diluted earnings per common share	154,281	152,810

13. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2023, we own a 25% equity interest in ECOTEC. The fair value is determined using an average of the income approach that includes the use of a discounted cash flow model, and the market approach that includes the financial metrics of comparable public companies under the guideline public company method. The determination of this investment primarily consisted on unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. As of March 31, 2023, the fair value of our investment in ECOTEC was $14.5 million.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

This fair value measurement is classified as Level 3. The significant unobservable inputs used in the fair value measurement are the WACC and the revenue multiples. Additional quantitative information related to the significant unobservable inputs are as follows:

	Significant Unobservable Inputs	Range	Median
Valuation technique:
Discounted cash flow	WACC	0% - 22.1%	11.3%
Guideline public company	Revenue multiple	1.7x - 8.0x	3.9x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Balance at beginning of period	$12,803	$—
Purchases of equity interests	2,000	—
Unrealized loss (1)	(254)	—
Balance at end of period	$14,549	$—
(1)	Included in other expense (income) in our unaudited condensed consolidated statement of operations.

See Note 4 (“Investment in Unconsolidated Affiliate”) for further details.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2023, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. The fair value of our compressors impaired in 2023 and 2022 was as follows:

(in thousands)	March 31, 2023	December 31, 2022
Impaired compressors	$448	$1,961

These fair value measurements are classified as Level 3. The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of March 31, 2023	$0 - $621 per horsepower	$53 per horsepower
As of December 31, 2022	$0 - $621 per horsepower	$47 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 44% and 51% as of March 31, 2023 and December 31, 2022, respectively.

See Note 9 (“Long-Lived and Other Asset Impairments”) for further details.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	March 31, 2023	December 31, 2022
Carrying amount of fixed rate debt (1)	$1,297,274	$1,297,084
Fair value of fixed rate debt	1,259,000	1,214,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 5 (“Long-Term Debt”).

14. Related Party Transactions

Old Ocean Reserves, an affiliate of our customer Hilcorp, has the right to designate one director to serve on our board of directors as long as Old Ocean Reserves or its successors (together with its affiliates) owns at least 7.5% of our outstanding common stock. As of March 31, 2023, Old Ocean Reserves owned 9.4% of our outstanding common stock. Jason C. Rebrook, Chief Executive Officer and Director of Harvest Midstream Company, a Hilcorp affiliate, has served as Old Ocean Reserves’ representative director since July 2020.

Revenue from Hilcorp was $9.1 million and $9.4 million during the three months ended March 31, 2023 and 2022, respectively. Accounts receivable, net due from Hilcorp was $3.1 million and $3.0 million as of March 31, 2023 and December 31, 2022, respectively.

15. Segment Information

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

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended March 31, 2023
Revenue	$187,745	$42,089	$229,834
Gross margin	108,263	8,181	116,444

Three months ended March 31, 2022
Revenue	$163,656	$33,545	$197,201
Gross margin	99,155	4,907	104,062

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles total gross margin to income before income taxes:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Total gross margin	$116,444	$104,062
Less:
Selling, general and administrative	26,425	27,773
Depreciation and amortization	40,181	43,039
Long-lived and other asset impairment	2,569	7,416
Restructuring charges	1,047	—
Interest expense	26,581	25,246
Gain on sale of assets, net	(3,605)	(2,112)
Other expense (income), net	603	36
Income before income taxes	$22,643	$2,664

16. Subsequent Events

On April 27, 2023, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $50.0 million of outstanding common stock.  Under the 2023 Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time until April 27, 2024. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Financial Statements and the notes thereto included in this Form 10-Q and in conjunction with our 2022 Form 10-K.

OVERVIEW

We are an energy infrastructure company with a pure–play focus on midstream natural gas compression. We are the leading provider of natural gas compression services, in terms of total compression fleet horsepower, to customers in the energy industry throughout the U.S., and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Operating Highlights

	Three Months Ended
	March 31,
(horsepower in thousands)	2023	2022
Total available horsepower (at period end)(1)	3,729	3,881
Total operating horsepower (at period end)(2)	3,504	3,275
Average operating horsepower	3,475	3,257
Horsepower utilization:
Spot (at period end)	94%	84%
Average	93%	84%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restructuring charges, interest expense, gain on sale of assets, net, other expense (income), net and provision for income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non–GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to gross margin:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net income	$16,485	$1,721
Selling, general and administrative	26,425	27,773
Depreciation and amortization	40,181	43,039
Long-lived and other asset impairment	2,569	7,416
Restructuring charges	1,047	—
Interest expense	26,581	25,246
Gain on sale of assets, net	(3,605)	(2,112)
Other expense (income), net	603	36
Provision for income taxes	6,158	943
Gross margin	$116,444	$104,062

RESULTS OF OPERATIONS

Summary of Results

Revenue was $229.8 million and $197.2 million during the three months ended March 31, 2023 and 2022, respectively. The increase in consolidated revenue was primarily due to increased revenue from both our contract operations business and aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $16.5 million and $1.7 million during the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by higher gross margin from both our contract operations business and aftermarket services business, an increase in gain on sale of assets, net and decreases in depreciation and amortization and long-lived and other asset impairment expense.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Contract Operations

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$187,745	$163,656	15%
Cost of sales (excluding depreciation and amortization)	79,482	64,501	23%
Gross margin	$108,263	$99,155	9%
Gross margin percentage (1)	58%	61%	(3)%
(1)	Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to an increase in average operating horsepower and higher rates for contract compression in response to improving market conditions, partially offset by the impact of strategic dispositions of horsepower in 2022.

Despite the increase in revenue, gross margin percentage decreased due to an increase in cost of sales. Maintenance, start–up, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Further, cost of sales for the three months ended March 31, 2023 includes an increase of $2.0 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Amounts in prior periods were recognized in SG&A. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2022.

Aftermarket Services

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$42,089	$33,545	25%
Cost of sales (excluding depreciation and amortization)	33,908	28,638	18%
Gross margin	$8,181	$4,907	67%
Gross margin percentage	19%	15%	4%

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

Costs and Expenses

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Selling, general and administrative	$26,425	$27,773
Depreciation and amortization	40,181	43,039
Long-lived and other asset impairment	2,569	7,416
Restructuring charges	1,047	—
Interest expense	26,581	25,246
Gain on sale of assets, net	(3,605)	(2,112)
Other expense (income), net	603	36

Selling, general and administrative. The decrease in SG&A was due to a $0.4 million decrease in allowance for credit losses, partially offset by a $1.2 million increase in employee compensation and benefit costs. Further, SG&A for the three months ended March 31, 2023 includes a decrease of $2.0 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Amounts in prior periods were recognized in SG&A.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, and the impact of compression and other asset sales and long-lived asset impairments. These decreases were partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended March 31, 2023 and 2022, we recognized $2.6 million and $7.4 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 9 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Idle compressors retired from the active fleet	30	45
Horsepower of idle compressors retired from the active fleet	14,000	31,000
Impairment recorded on idle compressors retired from the active fleet	$2,569	$7,409

Restructuring charges. Restructuring charges of $1.0 million during the three months ended March 31, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 10 (“Restructuring Charges”) for further details on these restructuring charges

Interest expense. The increase in interest expense was due to a higher average outstanding balance of long–term debt and a higher average interest rate as a result of the expiration of our interest rate swaps in the first quarter of 2022, partially offset by an increase in capitalized interest.

Gain on sale of assets, net. The increase in gain on sale of assets was primarily due to gains of $3.3 million on compression asset sales during the three months ended March 31, 2023 compared to gains of $1.3 million on compression asset sales during the three months ended March 31, 2022.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Provision for income taxes	$6,158	$943	553%
Effective tax rate	27%	35%	(8)%

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

Projected Capital Expenditures. We currently plan to spend approximately $270 million to $295 million in capital expenditures during 2023, primarily consisting of approximately $180 million to $200 million for growth capital expenditures and approximately $75 million to $80 million for maintenance capital expenditures. The increase in 2023 capital expenditures, particularly growth capital expenditures, as compared to 2022 is due to increased investment in new compression equipment as a result of higher customer demand.

Dividends

On April 27, 2023, our Board of Directors declared a quarterly dividend of $0.15 per share of common stock to be paid on May 16, 2023 to stockholders of record at the close of business on May 9, 2023. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On April 27, 2023, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $50.0 million of outstanding common stock.  Under the 2023 Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time until April 27, 2024. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

Sources of Cash

Revolving Credit Facility

During the three months ended March 31, 2023 and 2022, our Credit Facility had an average debt balance of $252.3 million and $225.9 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 7.4% and 6.9% at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, there were $4.1 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.5%.

As of March 31, 2023, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of March 31, 2023.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$87,856	$76,572
Investing activities	(57,666)	(36,658)
Financing activities	(28,705)	(40,221)
Net (decrease) increase in cash and cash equivalents	$1,485	$(307)

Operating Activities

The increase in net cash provided by operating activities was primarily due to increased cash inflows from net income and accounts receivable, partially offset by changes in accounts payable and other liabilities.

Investing Activities

The increase in net cash used in investing activities was primarily due to a $39.5 million increase in capital expenditures, a decrease of $2.8 million in insurance and other settlements and the $2.0 million investment made in unconsolidated entities during the three months ended March 31, 2023. These cash outflows were partially offset by an increase of $23.3 million in proceeds from sales of property, plant and equipment.

Financing Activities

The decrease in net cash used in financing activities was primarily due to a $12.8 million reduction in net repayments of long-term debt, partially offset by increases of $1.4 million and $1.2 million in purchases of treasury stock and dividends paid to stockholders, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at March 31, 2023 would have resulted in an annual increase in our interest expense of $2.5 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2023 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended March 31, 2023:

				Maximum
				Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
January 1, 2023 — January 31, 2023	298,693	$9.37	N/A	N/A
February 1, 2023 — February 28, 2023	—	—	N/A	N/A
March 1, 2023 — March 31, 2023	85,073	11.45	N/A	N/A
Total	383,766	9.83	N/A	N/A
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards during the period.

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

May 3, 2023