Form 10-Q
period 2023-06-30
Archrock, Inc.
filed 2023-08-01
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of the common stock of the registrant outstanding as of July 25, 2023: 156,499,576 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2023 Share Repurchase Program	Share repurchase program approved by our Board of Directors on April 27, 2023 that allows us to repurchase up to $50.0 million of outstanding common stock.
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$800.0 million of 6.25% senior notes due April 2028, $500.0 million of which was issued in December 2019, $300.0 million of which was issued in December 2020
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Credit Facility

$750.0 million asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017

ECOTEC	Ecotec International Holdings, LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Hilcorp	Hilcorp Energy Company
LIBOR	London Interbank Offered Rate
Old Ocean Reserves	Old Ocean Reserves, LP, formerly JDH Capital Holdings, L.P.
OTC	Over-the-counter, as related to aftermarket services parts and components
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
WACC	Weighted average cost of capital

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,193	$1,566
Accounts receivable, net of allowance of $1,094 and $1,674, respectively	120,676	137,544
Inventory	93,128	84,622
Other current assets	8,571	8,228
Total current assets	223,568	231,960
Property, plant and equipment, net	2,300,589	2,199,253
Operating lease right-of-use assets	15,372	16,706
Intangible assets, net	33,315	37,077
Contract costs, net	36,884	34,736
Deferred tax assets	20,762	33,353
Other assets	41,556	37,079
Non-current assets of discontinued operations	7,974	8,586
Total assets	$2,680,020	$2,598,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$65,333	$64,324
Accrued liabilities	71,503	76,915
Deferred revenue	5,261	7,332
Total current liabilities	142,097	148,571
Long-term debt	1,639,239	1,548,334
Operating lease liabilities	13,466	14,861
Deferred tax liabilities	1,090	854
Other liabilities	20,727	17,569
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	1,824,487	1,738,057

Commitments and contingencies (Note 6)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 164,940,249 and 163,439,013 shares issued, respectively	1,649	1,634
Additional paid-in capital	3,463,668	3,456,777
Accumulated deficit	(2,515,351)	(2,509,133)
Treasury stock: 8,440,673 and 7,810,548 common shares, at cost, respectively	(94,433)	(88,585)
Total equity	855,533	860,693
Total liabilities and equity	$2,680,020	$2,598,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Contract operations	$201,120	$166,298	$388,865	$329,954
Aftermarket services	46,423	49,530	88,512	83,075
Total revenue	247,543	215,828	477,377	413,029
Cost of sales (excluding depreciation and amortization):
Contract operations	76,033	68,355	155,515	132,856
Aftermarket services	35,343	41,710	69,251	70,348
Total cost of sales (excluding depreciation and amortization)	111,376	110,065	224,766	203,204
Selling, general and administrative	28,649	27,691	55,074	55,464
Depreciation and amortization	41,210	41,356	81,391	84,395
Long-lived and other asset impairment	2,892	4,647	5,461	12,063
Restructuring charges	(85)	—	962	—
Interest expense	28,630	24,456	55,211	49,702
Gain on sale of assets, net	(1,176)	(18,948)	(4,781)	(21,060)
Other expense (income), net	1,463	497	2,066	533
Income before income taxes	34,584	26,064	57,227	28,728
Provision for income taxes	9,931	9,318	16,089	10,261
Net income	$24,653	$16,746	$41,138	$18,467

Basic and diluted earnings per common share	$0.16	$0.11	$0.26	$0.12

Weighted average common shares outstanding:
Basic	154,358	153,033	154,234	152,857
Diluted	154,412	153,164	154,326	152,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$24,653	$16,746	$41,138	$18,467
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	—	—	—	574
Amortization of dedesignated interest rate swap	—	—	—	410
Total other comprehensive income, net of tax	—	—	—	984
Comprehensive income	$24,653	$16,746	$41,138	$19,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Amount	Shares	Capital	Deficit	Loss	Amount	Shares	Total
Balance at March 31, 2022	$1,629	162,919,584	$3,443,261	$(2,484,066)	$—	$(88,501)	(7,698,812)	$872,323
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(3)	(303)	(3)
Cash dividends ($0.145 per common share)	—	—	—	(22,494)	—	—	—	(22,494)
Shares issued under ESPP	—	18,786	146	—	—	—	—	146
Stock-based compensation, net of forfeitures	—	—	2,970	—	—	—	(41,804)	2,970
Net proceeds from issuance of common stock	4	447,020	4,226	—	—	—	—	4,230
Net income	—	—	—	16,746	—	—	—	16,746
Balance at June 30, 2022	$1,633	163,385,390	$3,450,603	$(2,489,814)	$—	$(88,504)	(7,740,919)	$873,918

Balance at March 31, 2023	$1,649	164,903,900	$3,460,259	$(2,516,500)	$—	$(92,358)	(8,207,390)	$853,050
Shares repurchased	—	—	—	—	—	(2,073)	(222,250)	(2,073)
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(2)	(201)	(2)
Cash dividends ($0.15 per common share)	—	—	—	(23,504)	—	—	—	(23,504)
Shares issued under ESPP	—	21,749	212	—	—	—	—	212
Stock-based compensation, net of forfeitures	—	14,600	3,197	—	—	—	(10,832)	3,197
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	24,653	—	—	—	24,653
Balance at June 30, 2023	$1,649	164,940,249	$3,463,668	$(2,515,351)	$—	$(94,433)	(8,440,673)	$855,533

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Amount	Shares	Capital	Deficit	Loss	Amount	Shares	Total
Balance at December 31, 2021	$1,615	161,482,852	$3,440,059	$(2,463,114)	$(984)	$(86,138)	(7,417,401)	$891,438
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(2,366)	(272,706)	(2,366)
Cash dividends ($0.145 per common share)	—	—	—	(45,167)	—	—	—	(45,167)
Shares issued under ESPP	—	38,846	295	—	—	—	—	295
Stock-based compensation, net of forfeitures	14	1,416,672	6,023	—	—	—	(50,812)	6,037
Net proceeds from issuance of common stock	4	447,020	4,226	—	—	—	—	4,230
Comprehensive income:								—
Net income	—	—	—	18,467	—	—	—	18,467
Other comprehensive income	—	—	—	—	984	—	—	984
Balance at June 30, 2022	$1,633	163,385,390	$3,450,603	$(2,489,814)	$—	$(88,504)	(7,740,919)	$873,918

Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$—	$(88,585)	(7,810,548)	$860,693
Shares repurchased	—	—	—	—	—	(2,073)	(222,250)	(2,073)
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(3,775)	(383,967)	(3,775)
Cash dividends ($0.15 per common share)	—	—	—	(47,356)	—	—	—	(47,356)
Shares issued under ESPP	1	42,000	381	—	—	—	—	382
Stock-based compensation, net of forfeitures	14	1,459,236	6,510	—	—	—	(23,908)	6,524
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	41,138	—	—	—	41,138
Balance at June 30, 2023	$1,649	164,940,249	$3,463,668	$(2,515,351)	$—	$(94,433)	(8,440,673)	$855,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$41,138	$18,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,391	84,395
Long-lived and other asset impairment	5,461	12,063
Unrealized change in fair value of investment in unconsolidated affiliate	1,996	—
Inventory write-downs	359	721
Amortization of operating lease right-of-use assets	1,649	1,575
Amortization of deferred financing costs	3,468	2,576
Amortization of debt premium	(1,003)	(1,003)
Amortization of capitalized implementation costs	1,202	—
Amortization of dedesignated interest rate swap	—	410
Interest rate swaps	—	631
Stock-based compensation expense	6,524	6,037
Provision for (benefit from) credit losses	(140)	365
Gain on sale of assets, net	(4,781)	(4,344)
Gain on sale of business	—	(16,716)
Deferred income tax provision	15,417	9,473
Amortization of contract costs	10,250	9,249
Deferred revenue recognized in earnings	(8,754)	(11,541)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,462)	(30,370)
Inventory	(6,642)	(5,779)
Other assets	(2,109)	(1,182)
Contract costs	(12,398)	(13,007)
Accounts payable and other liabilities	(16,102)	13,051
Deferred revenue	7,106	14,032
Other	(172)	421
Net cash provided by operating activities	118,398	89,524

Cash flows from investing activities:
Capital expenditures	(187,476)	(106,066)
Proceeds from sale of business	—	55,523
Proceeds from sale of property, equipment and other assets	38,093	9,728
Proceeds from insurance and other settlements	437	2,781
Investments in unconsolidated entities	(2,000)	(8,000)
Net cash used in investing activities	(150,946)	(46,034)

Cash flows from financing activities:
Borrowings of long-term debt	417,825	405,733
Repayments of long-term debt	(327,300)	(404,500)
Payments of debt issuance costs	(5,528)	—
Payments for settlement of interest rate swaps that include financing elements	—	(1,334)
Dividends paid to stockholders	(47,356)	(45,167)
Net proceeds from issuance of common stock	—	4,230
Repurchases of common stock	(2,073)	—
Taxes paid related to net share settlement of equity awards	(3,775)	(2,366)
Proceeds from stock issued under ESPP	382	295
Net cash provided by (used in) financing activities	32,175	(43,109)
Net increase (decrease) in cash and cash equivalents	(373)	381
Cash and cash equivalents, beginning of period	1,566	1,569
Cash and cash equivalents, end of period	$1,193	$1,950

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2022 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2. Inventory

Inventory is comprised of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Parts and supplies	$78,953	$70,228
Work in progress	14,175	14,394
Inventory	$93,128	$84,622

3. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Compression equipment, facilities and other fleet assets	$3,283,842	$3,234,239
Land and buildings	38,240	44,304
Transportation and shop equipment	95,517	93,189
Computer hardware and software	77,499	77,357
Other	5,575	5,754
Property, plant and equipment	3,500,674	3,454,843
Accumulated depreciation	(1,200,085)	(1,255,590)
Property, plant and equipment, net	$2,300,589	$2,199,253

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

As of June 30, 2023, our ownership interest in ECOTEC, a company specializing in methane detection, monitoring and management, is 25% and included in other assets in our unaudited condensed consolidated balance sheets. For greater transparency, we have elected the fair value option for this investment.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the fair value of this investment are recognized in other expense (income), net in our unaudited condensed consolidated statements of operations. See Note 13 (“Fair Value Measurements”) for further details on fair value accounting.

5. Long-Term Debt

Long–term debt is comprised of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Credit Facility	$341,775	$251,250

6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	9,527	10,530
Unamortized debt issuance costs	(7,913)	(8,744)
	801,614	801,786

6.875% senior notes due April 2027:
Principal outstanding	500,000	500,000
Unamortized debt issuance costs	(4,150)	(4,702)
	495,850	495,298

Long-term debt	$1,639,239	$1,548,334

As of June 30, 2023, there were $4.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 7.7% and 6.9% at June 30, 2023 and December 31, 2022, respectively. We incurred $0.4 million and $0.5 million of commitment fees on the daily unused amount of the Credit Facility during the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, we were in compliance with all covenants under our Credit Facility agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of June 30, 2023.

Amended and Restated Credit Agreement

On May 16, 2023, we amended and restated our Credit Facility to, among other things:

●	extend the maturity date of the Credit Facility from November 8, 2024 to May 16, 2028 (or December 2, 2026 or December 3, 2027 if any portion of 2027 Senior Notes and 2028 Senior Notes, respectively, remain outstanding at such date);
●	change the referenced rate from LIBOR to SOFR so that borrowings under the Credit Facility bear interest at, based on our election, either a base rate or SOFR, plus an applicable margin;
●	increase the portion of the Credit Facility available for the issuance of swing line loans from $50.0 million to $75.0 million.

We incurred $6.0 million in transaction costs related to the Amended and Restated Credit Agreement, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, we wrote off $1.0 million of unamortized deferred financing costs as a result of the

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Amended and Restated Credit Agreement, which was recorded to interest expense in our condensed consolidated statements of operations during the three and six months ended June 30, 2023.

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

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2023 and December 31, 2022, we had $4.0 million and $3.9 million, respectively, accrued for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

During the years ended December 31, 2022 and 2021, certain of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. As of June 30, 2023 and December 31, 2022, we had $0.6 million accrued for these audits.

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

2023 Share Repurchase Program

On April 27, 2023, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $50.0 million of outstanding common stock.  Under the 2023 Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

applicable federal securities laws, at any time until April 27, 2024. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

The following table summarizes shares repurchased under the 2023 Share Repurchase Program during the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
(dollars and shares in thousands, except per share amounts)	June 30, 2023	June 30, 2023
Total cost of shares repurchased	$2,073	$2,073
Average price per share	$9.33	$9.33
Total number of shares repurchased	222	222

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2023 and 2022:

	Dividends per	Dividends Paid
(dollars in thousands, except per share amounts)	Common Share	(in thousands)
2023
Q2	$0.150	$23,504
Q1	0.150	23,852

2022
Q4	$0.145	$22,589
Q3	0.145	22,559
Q2	0.145	22,494
Q1	0.145	22,673

On July 27, 2023, our Board of Directors declared a quarterly dividend of $0.155 per share of common stock to be paid on August 15, 2023 to stockholders of record at the close of business on August 8, 2023.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

8. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Contract operations:
0 ― 1,000 horsepower per unit	$43,176	$40,489	$83,130	$82,331
1,001 ― 1,500 horsepower per unit	88,008	68,697	169,814	135,698
Over 1,500 horsepower per unit	69,672	56,885	135,386	111,479
Other (1)	264	227	535	446
Total contract operations revenue (2)	201,120	166,298	388,865	329,954

Aftermarket services:
Services	24,567	26,001	45,816	43,138
OTC parts and components sales	21,856	23,529	42,696	39,937
Total aftermarket services revenue (3)	46,423	49,530	88,512	83,075

Total revenue	$247,543	$215,828	$477,377	$413,029
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $1.1 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

See Note 15 (“Segment Information”) for further information on segments.

Performance Obligations

As of June 30, 2023, we had $413.4 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2028 as follows:

(in thousands)	2023	2024	2025	2026	2027	2028	Total
Remaining performance obligations	$179,142	$142,684	$66,507	$20,055	$4,246	$795	$413,429

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As June 30, 2023 and December 31, 2022, our receivables from contracts with customers, net of allowance for credit losses, were $115.7 million and $111.9 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the six months ended June 30, 2023:

(in thousands)
Balance at beginning of period	$1,674
Benefit from credit losses	(140)
Write-offs charged against allowance	(440)
Balance at end of period	$1,094

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer–specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of June 30, 2023 and December 31, 2022, our contract liabilities were $6.4 million and $8.0 million, respectively.

During the six months ended June 30, 2023, we deferred revenue of $7.1 million and recognized $8.8 million as revenue. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Idle compressors retired from the active fleet	15	30	45	75
Horsepower of idle compressors retired from the active fleet	9,000	26,000	23,000	57,000
Impairment recorded on idle compressors retired from the active fleet	$2,892	$4,647	$5,461	$12,056

See Note 13 (“Fair Value Measurements”) for further details on fair value accounting.

10. Restructuring Charges

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. We expect to incur additional restructuring charges of $0.3 million related to these restructuring activities.

The following table presents the changes to our accrued liability balance related to restructuring charges during the six months ended June 30, 2023:

(in thousands)	Total
Balance at December 31, 2022	$—
Charges incurred	962
Payments	(962)
Balance at June 30, 2023	$—

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended June 30, 2023
Organizational restructuring	$(101)	$—	$16	$(85)
Total restructuring charges	$(101)	$—	$16	$(85)

Six months ended June 30, 2023
Organizational restructuring	$101	$—	$861	$962
Total restructuring charges	$101	$—	$861	$962
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2023
Organizational restructuring
Severance costs	$(85)	$705
Consulting costs	—	257
Total restructuring charges	$(85)	$962

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Effective Tax Rate

The year-to-date effective tax rate for the six months ended June 30, 2023 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation.

Unrecognized Tax Benefits

As of June 30, 2023, we believe it is reasonably possible that $2.8 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to June 30, 2024 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income	$24,653	$16,746	$41,138	$18,467
Less: Allocation of earnings to participating securities	(354)	(305)	(1,072)	(819)
Net income attributable to common stockholders	$24,299	$16,441	$40,066	$17,648

Weighted average common shares outstanding used in basic earnings per common share	154,358	153,033	154,234	152,857
Effect of dilutive securities:
Performance-based restricted stock units	54	128	89	123
ESPP shares	—	3	3	2
Weighted average common shares outstanding used in diluted earnings per common share	154,412	153,164	154,326	152,982

13. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2023, we own a 25% equity interest in ECOTEC. The fair value is determined using an average of the income approach that includes the use of a discounted cash flow model, and the market approach that includes the financial metrics of comparable public companies under the guideline public company method. The determination of this investment primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. As of June 30, 2023, the fair value of our investment in ECOTEC was $12.8 million.

This fair value measurement is classified as Level 3. The significant unobservable inputs used in the fair value measurement are the WACC and the revenue multiples. Additional quantitative information related to the significant unobservable inputs are as follows:

	Significant Unobservable Inputs	Range	Median
Valuation technique:
Discounted cash flow	WACC	0% - 17.4%	10.0%
Guideline public company	Revenue multiple	1.6x - 10x	4.0x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$14,549	$—	$12,803	$—
Purchases of equity interests	—	8,000	2,000	8,000
Unrealized loss (1)	(1,742)	—	(1,996)	—
Balance at end of period	$12,807	$8,000	$12,807	$8,000
(1)	Included in other expense (income) in our unaudited condensed consolidated statement of operations.

See Note 4 (“Investment in Unconsolidated Affiliate”) for further details.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2023, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. The fair value of our compressors impaired in 2023 and 2022 was as follows:

(in thousands)	June 30, 2023	December 31, 2022
Impaired compressors	$550	$1,961

These fair value measurements are classified as Level 3. The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of June 30, 2023	$0 - $310 per horsepower	$50 per horsepower
As of December 31, 2022	$0 - $621 per horsepower	$47 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 38% and 51% as of June 30, 2023 and December 31, 2022, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	June 30, 2023	December 31, 2022
Carrying amount of fixed rate debt (1)	$1,297,464	$1,297,084
Fair value of fixed rate debt	1,231,000	1,214,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 5 (“Long-Term Debt”).

14. Related Party Transactions

Old Ocean Reserves, an affiliate of our customer Hilcorp, has the right to designate one director to serve on our board of directors as long as Old Ocean Reserves or its successors (together with its affiliates) owns at least 7.5% of our outstanding common stock. As of June 30, 2023, Old Ocean Reserves owned 9.2% of our outstanding common stock. Jason C. Rebrook, Chief Executive Officer and Director of Harvest Midstream Company, a Hilcorp affiliate, has served as Old Ocean Reserves’ representative director since July 2020.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Revenue from Hilcorp was $8.7 million and $9.2 million during the three months ended June 30, 2023 and 2022, respectively, and $17.8 million and $18.6 million during the six months ended June 30, 2023 and June 30, 2022, respectively. Accounts receivable, net due from Hilcorp was $3.0 million as of June 30, 2023 and as of December 31, 2022.

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

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended June 30, 2023
Revenue	$201,120	$46,423	$247,543
Gross margin	125,087	11,080	136,167

Three months ended June 30, 2022
Revenue	$166,298	$49,530	$215,828
Gross margin	97,943	7,820	105,763

Six months ended June 30, 2023
Revenue	$388,865	$88,512	$477,377
Gross margin	233,350	19,261	252,611

Six months ended June 30, 2022
Revenue	$329,954	$83,075	$413,029
Gross margin	197,098	12,727	209,825

The following table reconciles total gross margin to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Total gross margin	$136,167	$105,763	$252,611	$209,825
Less:
Selling, general and administrative	28,649	27,691	55,074	55,464
Depreciation and amortization	41,210	41,356	81,391	84,395
Long-lived and other asset impairment	2,892	4,647	5,461	12,063
Restructuring charges	(85)	—	962	—
Interest expense	28,630	24,456	55,211	49,702
Gain on sale of assets, net	(1,176)	(18,948)	(4,781)	(21,060)
Other expense (income), net	1,463	497	2,066	533
Income before income taxes	$34,584	$26,064	$57,227	$28,728

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

Operating Highlights

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(horsepower in thousands)	2023	2022	2023	2022
Total available horsepower (at period end)(1)	3,770	3,810	3,770	3,810
Total operating horsepower (at period end)(2)	3,578	3,322	3,578	3,322
Average operating horsepower	3,549	3,297	3,513	3,277
Horsepower utilization:
Spot (at period end)	95%	87%	95%	87%
Average	95%	86%	94%	85%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

The following table reconciles net income to gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income	$24,653	$16,746	$41,138	$18,467
Selling, general and administrative	28,649	27,691	55,074	55,464
Depreciation and amortization	41,210	41,356	81,391	84,395
Long-lived and other asset impairment	2,892	4,647	5,461	12,063
Restructuring charges	(85)	—	962	—
Interest expense	28,630	24,456	55,211	49,702
Gain on sale of assets, net	(1,176)	(18,948)	(4,781)	(21,060)
Other expense (income), net	1,463	497	2,066	533
Provision for income taxes	9,931	9,318	16,089	10,261
Gross margin	$136,167	$105,763	$252,611	$209,825

RESULTS OF OPERATIONS

Summary of Results

Revenue was $247.5 million and $215.8 million during the three months ended June 30, 2023 and 2022, respectively, and $477.4 million and $413.0 million during the six months ended June 30, 2023 and 2022, respectively. The increase in consolidated revenue was primarily due to increased revenue from our contract operations business during the three months ended June 30, 2023 and from both our contract operations business and aftermarket services business during the six months ended June 30, 2023. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $24.7 million and $16.7 million during the three months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by higher gross margin from both our contract operations business and aftermarket services business, and a decrease in long-lived and other asset impairment expense.

Net income was $41.1 million and $18.5 million during the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by higher gross margin from both our contract operations business and aftermarket services business, and decreases in depreciation and amortization and long-lived and other asset impairment expense.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Contract Operations

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$201,120	$166,298	21%
Cost of sales (excluding depreciation and amortization)	76,033	68,355	11%
Gross margin	$125,087	$97,943	28%
Gross margin percentage (1)	62%	59%	3%
(1)	Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to higher rates and an increase in average operating horsepower for contract compression in response to market conditions, partially offset by the impact of strategic dispositions of horsepower in 2022.

Gross margin percentage increased primarily due to an increase in revenue which exceeded the increase in cost of sales. Maintenance, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Further, cost of sales for the three months ended June 30, 2023 includes an increase of $2.2 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Amounts in prior periods were recognized in SG&A. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2022.

Aftermarket Services

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$46,423	$49,530	(6)%
Cost of sales (excluding depreciation and amortization)	35,343	41,710	(15)%
Gross margin	$11,080	$7,820	42%
Gross margin percentage	24%	16%	8%

Revenue in our aftermarket services business decreased as a result of a decline in parts sales and service activities compared to the prior year, when the market recovery drove a sharp increase in customer demand.

Gross margin increased in our aftermarket services business as a result of decreases in cost of sales for service activities and parts sales resulting from differences in the scope, timing and type of service activities performed as well as the mix of parts sold which more than offset the decreased revenue from service activities and parts sales.

Costs and Expenses

	Three Months Ended
	June 30,
(in thousands)	2023	2022
Selling, general and administrative	$28,649	$27,691
Depreciation and amortization	41,210	41,356
Long-lived and other asset impairment	2,892	4,647
Restructuring charges	(85)	—
Interest expense	28,630	24,456
Gain on sale of assets, net	(1,176)	(18,948)
Other expense (income), net	1,463	497

Selling, general and administrative. The increase in SG&A was primarily due to a $2.5 million increase in compensation and benefit costs, a $0.3 million increase in professional expenses and a $0.3 million increase in software and maintenance expense. Further, SG&A for the three months ended June 30, 2023 includes a decrease of $2.2 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Amounts in prior periods were recognized in SG&A.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, and the impact of compression and other asset sales and long-lived asset impairments. These decreases were offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended June 30, 2023 and 2022, we recognized $2.9 million and $4.6 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 9 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	June 30,
(dollars in thousands)	2023	2022
Idle compressors retired from the active fleet	15	30
Horsepower of idle compressors retired from the active fleet	9,000	26,000
Impairment recorded on idle compressors retired from the active fleet	$2,892	$4,647

Interest expense. The increase in interest expense was due to an increase in interest rates, a higher average outstanding balance of long–term debt and the write-off of $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement, partially offset by an increase in capitalized interest.

Gain on sale of assets, net. The decrease in gain on sale of assets was primarily due to gains of $0.6 million on compression asset sales during the three months ended June 30, 2023 compared to gains of $19.2 million on compression asset sales during the three months ended June 30, 2022.

Other expense (income), net. The increase in other expense (income), net was primarily due to a $1.7 million unrealized change in the fair value of our investment in an unconsolidated affiliate.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income and valuation allowance during the three months ended June 30, 2023 compared with the three months ended June 30, 2022.

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Provision for income taxes	$9,931	$9,318	7%
Effective tax rate	29%	36%	(7)%

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Contract Operations

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$388,865	$329,954	18%
Cost of sales (excluding depreciation and amortization)	155,515	132,856	17%
Gross margin	$233,350	$197,098	18%
Gross margin percentage (1)	60%	60%	—%
(1)	Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to an increase in average operating horsepower and higher rates for contract compression in response to market conditions, partially offset by the impact of strategic dispositions of horsepower in 2022.

Despite the increase in revenue, gross margin percentage was unchanged year over year. Maintenance, start–up, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Further, cost of sales for the six months ended June 30, 2023 includes an increase of $4.2 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Amounts in prior periods were recognized in SG&A. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2022.

Aftermarket Services

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$88,512	$83,075	7%
Cost of sales (excluding depreciation and amortization)	69,251	70,348	(2)%
Gross margin	$19,261	$12,727	51%
Gross margin percentage	22%	15%	7%

Revenue in our aftermarket services business increased primarily due to higher parts sales and service activities from the continuation of the market recovery which began in the prior year and continues to drive an increase in customer demand.

Gross margin increased in our aftermarket services business as a result of increased revenue and a decrease in cost of sales primarily from differences in the scope, timing and type of service activities performed resulting in lower costs associated with service activities.

Costs and Expenses

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Selling, general and administrative	$55,074	$55,464
Depreciation and amortization	81,391	84,395
Long-lived and other asset impairment	5,461	12,063
Restructuring charges	962	—
Interest expense	55,211	49,702
Gain on sale of assets, net	(4,781)	(21,060)
Other expense (income), net	2,066	533

Selling, general and administrative. The decrease in SG&A was due to a $0.7 million decrease in allowance for credit losses, offset by a $3.5 million increase in employee compensation and benefit costs and a $1.1 million increase in software and maintenance expense. Further, SG&A for the six months ended June 30, 2023 includes a decrease of $4.2 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Amounts in prior periods were recognized in SG&A.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived asset impairments. These decreases were partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the six months ended June 30, 2023 and 2022, we recognized $5.5 million and $12.1 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 9 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Six Months Ended
	June 30,
(dollars in thousands)	2023	2022
Idle compressors retired from the active fleet	45	75
Horsepower of idle compressors retired from the active fleet	23,000	57,000
Impairment recorded on idle compressors retired from the active fleet	$5,461	$12,056

Restructuring charges. Restructuring charges of $1.0 million during the six months ended June 30, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 10 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The increase in interest expense was due to an increase in interest rates, a higher average outstanding balance of long–term debt and the write-off of $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement, partially offset by an increase in capitalized interest.

Gain on sale of assets, net. The decrease in gain on sale of assets was primarily due to gains of $3.9 million on compression asset sales during the six months ended June 30, 2023 compared to gains of $20.6 million on compression asset sales during the six months ended June 30, 2022.

Other expense (income), net. The increase in other expense (income), net was primarily due to a $2.0 million unrealized change in the fair value of our investment in an unconsolidated affiliate.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the six months ended June 30, 2023 compared with the six months ended June 30, 2022.

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Provision for income taxes	$16,089	$10,261	57%
Effective tax rate	28%	36%	(8)%

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

Projected Capital Expenditures. We currently plan to spend approximately $295 million in capital expenditures during 2023, primarily consisting of approximately $200 million for growth capital expenditures and approximately $79 million for maintenance capital expenditures. We currently anticipate growth capital expenditures in the $160 million range in 2024, down approximately 20% compared to 2023. The increase in 2023 capital expenditures, and further into 2024 particularly for growth capital expenditures, as compared to 2022 is due to increased investment in new compression equipment as a result of higher customer demand.

Dividends

On July 27, 2023, our Board of Directors declared a quarterly dividend of $0.155 per share of common stock to be paid on August 15, 2023 to stockholders of record at the close of business on August 8, 2023. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

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

The following table summarizes shares repurchased under the 2023 Share Repurchase Program during the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
(dollars and shares in thousands, except per share amounts)	June 30, 2023	June 30, 2023
Total cost of shares repurchased	$2,073	$2,073
Average price per share	$9.33	$9.33
Total number of shares repurchased	222	222

Sources of Cash

Revolving Credit Facility

During the six months ended June 30, 2023 and 2022, our Credit Facility had an average debt balance of $282.5 million and $231.5 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 7.7% and 6.9% at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, there were $4.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%.

As of June 30, 2023, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of June 30, 2023.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$118,398	$89,524
Investing activities	(150,946)	(46,034)
Financing activities	32,175	(43,109)
Net (decrease) increase in cash and cash equivalents	$(373)	$381

Operating Activities

The increase in net cash provided by operating activities was primarily due to increased cash inflows from gross margin and accounts receivable, partially offset by changes in accounts payable and other liabilities and deferred revenue.

Investing Activities

The increase in net cash used in investing activities was primarily due to an $81.4 million increase in capital expenditures and a $55.5 million decrease in proceeds from the sale of business, partially offset by a $28.4 million increase in proceeds from sales of property, plant and equipment.

Financing Activities

The increase in net cash provided by financing activities was primarily due to an $89.3 million increase in net borrowings of long-term debt, partially offset by a $5.5 million payment for debt issuance costs related to the Amended and Restated Credit Agreement, a $2.2 million increase in dividends paid to stockholders and $2.1 million of common stock purchased under the 2023 Share Repurchase Program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at June 30, 2023 would have resulted in an annual increase in our interest expense of $3.4 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2023 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Sales of Unregistered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our share repurchase activity for the three months ended June 30, 2023:

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
(dollars in thousands, except per share amounts)	Purchased (1)	Share(2)	or Programs	or Programs
April 1, 2023 — April 30, 2023	201	$9.36	—	$50,000
May 1, 2023 — May 31, 2023	191,450	9.29	191,450	48,222
June 1, 2023 — June 30, 2023	30,800	9.57	30,800	47,927
Total	222,451	$9.33	222,250
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the 2023 Share Repurchase Program during the period. See Note 7 (“Stockholders’ Equity”) for further details on the 2023 Share Repurchase Program.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

August 1, 2023