Form 10-Q
period 2023-09-30
Archrock, Inc.
filed 2023-11-02
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of the common stock of the registrant outstanding as of October 26, 2023: 156,057,991 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2023 Share Repurchase Program	Share repurchase program approved by our Board of Directors on April 27, 2023 that allows us to repurchase up to $50.0 million of outstanding common stock
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$800.0 million of 6.25% senior notes due April 2028, $500.0 million of which was issued in December 2019, $300.0 million of which was issued in December 2020
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
ASU	Accounting Standards Update
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$482	$1,566
Accounts receivable, net of allowance of $988 and $1,674, respectively	129,306	137,544
Inventory	87,942	84,622
Other current assets	7,147	8,228
Total current assets	224,877	231,960
Property, plant and equipment, net	2,302,417	2,199,253
Operating lease right-of-use assets	14,866	16,706
Intangible assets, net	31,681	37,077
Contract costs, net	37,954	34,736
Deferred tax assets	10,984	33,353
Other assets	41,463	37,079
Non-current assets of discontinued operations	7,868	8,586
Total assets	$2,672,110	$2,598,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$52,000	$64,324
Accrued liabilities	101,101	76,915
Deferred revenue	6,274	7,332
Total current liabilities	159,375	148,571
Long-term debt	1,604,554	1,548,334
Operating lease liabilities	12,928	14,861
Deferred tax liabilities	1,418	854
Other liabilities	24,874	17,569
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	1,811,017	1,738,057

Commitments and contingencies (Note 7)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 164,959,743 and 163,439,013 shares issued, respectively	1,649	1,634
Additional paid-in capital	3,467,051	3,456,777
Accumulated deficit	(2,508,743)	(2,509,133)
Treasury stock: 8,839,652 and 7,810,548 common shares, at cost, respectively	(98,864)	(88,585)
Total equity	861,093	860,693
Total liabilities and equity	$2,672,110	$2,598,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Contract operations	$207,552	$170,497	$596,417	$500,451
Aftermarket services	45,815	43,171	134,327	126,246
Total revenue	253,367	213,668	730,744	626,697
Cost of sales (excluding depreciation and amortization):
Contract operations	75,273	71,694	230,788	204,550
Aftermarket services	36,688	35,833	105,939	106,181
Total cost of sales (excluding depreciation and amortization)	111,961	107,527	336,727	310,731
Selling, general and administrative	28,558	30,500	83,632	85,964
Depreciation and amortization	42,155	39,953	123,546	124,348
Long-lived and other asset impairment	2,922	4,154	8,383	16,217
Restructuring charges	592	—	1,554	—
Interest expense	28,339	25,177	83,550	74,879
Gain on sale of assets, net	(3,237)	(12,695)	(8,018)	(33,755)
Other expense (income), net	(235)	(585)	1,831	(52)
Income before income taxes	42,312	19,637	99,539	48,365
Provision for income taxes	11,454	4,266	27,543	14,527
Net income	$30,858	$15,371	$71,996	$33,838

Basic and diluted earnings per common share	$0.20	$0.10	$0.46	$0.21

Weighted average common shares outstanding:
Basic	154,163	153,550	154,210	153,168
Diluted	154,401	153,687	154,398	153,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$30,858	$15,371	$71,996	$33,838
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	—	—	—	574
Amortization of dedesignated interest rate swap	—	—	—	410
Total other comprehensive income, net of tax	—	—	—	984
Comprehensive income	$30,858	$15,371	$71,996	$34,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Amount	Shares	Capital	Deficit	Loss	Amount	Shares	Total
Balance at June 30, 2022	$1,633	163,385,390	$3,450,603	$(2,489,814)	$—	$(88,504)	(7,740,919)	$873,918
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(31)	(3,636)	(31)
Cash dividends ($0.145 per common share)	—	—	—	(22,559)	—	—	—	(22,559)
Shares issued under ESPP	—	27,390	167	—	—	—	—	167
Stock-based compensation, net of forfeitures	—	—	2,998	—	—	—	(56,595)	2,998
Net proceeds from issuance of common stock	—	—	(48)	—	—	—	—	(48)
Net income	—	—	—	15,371	—	—	—	15,371
Balance at September 30, 2022	$1,633	163,412,780	$3,453,720	$(2,497,002)	$—	$(88,535)	(7,801,150)	$869,816

Balance at June 30, 2023	$1,649	164,940,249	$3,463,668	$(2,515,351)	$—	$(94,433)	(8,440,673)	$855,533
Shares repurchased	—	—	—	—	—	(4,422)	(354,012)	(4,422)
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(9)	(717)	(9)
Cash dividends ($0.155 per common share)	—	—	—	(24,250)	—	—	—	(24,250)
Shares issued under ESPP	—	19,494	192	—	—	—	—	192
Stock-based compensation, net of forfeitures	—	—	3,191	—	—	—	(44,250)	3,191
Net income	—	—	—	30,858	—	—	—	30,858
Balance at September 30, 2023	$1,649	164,959,743	$3,467,051	$(2,508,743)	$—	$(98,864)	(8,839,652)	$861,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Amount	Shares	Capital	Deficit	Loss	Amount	Shares	Total
Balance at December 31, 2021	$1,615	161,482,852	$3,440,059	$(2,463,114)	$(984)	$(86,138)	(7,417,401)	$891,438
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(2,397)	(276,342)	(2,397)
Cash dividends ($0.435 per common share)	—	—	—	(67,726)	—	—	—	(67,726)
Shares issued under ESPP	—	66,236	462	—	—	—	—	462
Stock-based compensation, net of forfeitures	14	1,416,672	9,021	—	—	—	(107,407)	9,035
Net proceeds from issuance of common stock	4	447,020	4,178	—	—	—	—	4,182
Comprehensive income:								—
Net income	—	—	—	33,838	—	—	—	33,838
Other comprehensive income	—	—	—	—	984	—	—	984
Balance at September 30, 2022	$1,633	163,412,780	$3,453,720	$(2,497,002)	$—	$(88,535)	(7,801,150)	$869,816

Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$—	$(88,585)	(7,810,548)	$860,693
Shares repurchased	—	—	—	—	—	(6,495)	(576,262)	(6,495)
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(3,784)	(384,684)	(3,784)
Cash dividends ($0.455 per common share)	—	—	—	(71,606)	—	—	—	(71,606)
Shares issued under ESPP	1	61,494	573	—	—	—	—	574
Stock-based compensation, net of forfeitures	14	1,459,236	9,701	—	—	—	(68,158)	9,715
Net income	—	—	—	71,996	—	—	—	71,996
Balance at September 30, 2023	$1,649	164,959,743	$3,467,051	$(2,508,743)	$—	$(98,864)	(8,839,652)	$861,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$71,996	$33,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,546	124,348
Long-lived and other asset impairment	8,383	16,217
Non-cash restructuring charges	211	—
Unrealized change in fair value of investment in unconsolidated affiliate	1,996	—
Inventory write-downs	381	1,040
Amortization of operating lease right-of-use assets	2,488	2,407
Amortization of deferred financing costs	4,599	3,864
Amortization of debt premium	(1,504)	(1,504)
Amortization of capitalized implementation costs	1,841	—
Amortization of dedesignated interest rate swap	—	410
Interest rate swaps	—	631
Stock-based compensation expense	9,715	9,035
Benefit from credit losses	(234)	(28)
Gain on sale of assets, net	(8,018)	(5,535)
Gain on sale of business	—	(28,220)
Deferred income tax provision	26,411	13,624
Amortization of contract costs	15,636	14,211
Deferred revenue recognized in earnings	(11,043)	(15,709)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,315)	(29,130)
Inventory	(1,672)	(8,339)
Other assets	(1,635)	697
Contract costs	(18,854)	(22,486)
Accounts payable and other liabilities	10,745	37,251
Deferred revenue	10,733	19,614
Other	62	96
Net cash provided by operating activities	238,468	166,332

Cash flows from investing activities:
Capital expenditures	(261,977)	(171,032)
Proceeds from sale of business	—	99,785
Proceeds from sale of property, equipment and other assets	54,663	13,348
Proceeds from insurance and other settlements	1,157	3,353
Investments in unconsolidated entities	(2,000)	(12,000)
Net cash used in investing activities	(208,157)	(66,546)

Cash flows from financing activities:
Borrowings of long-term debt	577,725	579,483
Repayments of long-term debt	(522,075)	(611,983)
Payments of debt issuance costs	(5,734)	—
Payments for settlement of interest rate swaps that include financing elements	—	(1,334)
Dividends paid to stockholders	(71,606)	(67,726)
Net proceeds from issuance of common stock	—	4,182
Repurchases of common stock	(6,495)	—
Taxes paid related to net share settlement of equity awards	(3,784)	(2,397)
Proceeds from stock issued under ESPP	574	462
Net cash used in financing activities	(31,395)	(99,313)
Net increase (decrease) in cash and cash equivalents	(1,084)	473
Cash and cash equivalents, beginning of period	1,566	1,569
Cash and cash equivalents, end of period	$482	$2,042

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2022 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2. Recent Accounting Developments

Accounting Standards Updates Not Yet Implemented

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, to reduce diversity in practice and provide decision-useful information to a joint venture’s investors by requiring that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture will recognize and initially measure its assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance, on the date of formation.  ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025.  Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information to do so. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or been made available for issuance, either prospectively or retrospectively. We expect that the adoption of ASU 2023-05 will have no impact on our consolidated financial statements.

3. Inventory

Inventory is comprised of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Parts and supplies	$72,933	$70,228
Work in progress	15,009	14,394
Inventory	$87,942	$84,622

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Compression equipment, facilities and other fleet assets	$3,300,366	$3,234,239
Land and buildings	37,947	44,304
Transportation and shop equipment	98,421	93,189
Computer hardware and software	77,483	77,357
Other	6,228	5,754
Property, plant and equipment	3,520,445	3,454,843
Accumulated depreciation	(1,218,028)	(1,255,590)
Property, plant and equipment, net	$2,302,417	$2,199,253

5. Investment in Unconsolidated Affiliate

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment–by–investment basis at initial recognition.

As of September 30, 2023, our ownership interest in ECOTEC, a company specializing in methane detection, monitoring and management, is 25% and included in other assets in our unaudited condensed consolidated balance sheets. For greater transparency, we have elected the fair value option for this investment.

Changes in the fair value of this investment are recognized in other expense (income), net in our unaudited condensed consolidated statements of operations. See Note 14 (“Fair Value Measurements”) for further details on fair value accounting.

6. Long-Term Debt

Long–term debt is comprised of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Credit Facility	$306,900	$251,250

6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	9,026	10,530
Unamortized debt issuance costs	(7,498)	(8,744)
	801,528	801,786

6.875% senior notes due April 2027:
Principal outstanding	500,000	500,000
Unamortized debt issuance costs	(3,874)	(4,702)
	496,126	495,298

Long-term debt	$1,604,554	$1,548,334

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2023, there were $4.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 7.9% and 6.9% at September 30, 2023 and December 31, 2022, respectively. We incurred $0.4 million and $0.5 million of commitment fees on the daily unused amount of the Credit Facility during the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $1.5 million during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, we were in compliance with all covenants under our Credit Facility agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of September 30, 2023.

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

We incurred $6.0 million in transaction costs related to the Amended and Restated Credit Agreement, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, we wrote off $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement, which was recorded to interest expense in our condensed consolidated statements of operations during the nine months ended September 30, 2023.

7. Commitments and Contingencies

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2023 and December 31, 2022, we had $4.1 million and $3.9 million, respectively, accrued for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

During the years ended December 31, 2022 and 2021, certain of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. As of September 30, 2023 and December 31, 2022, we had $0.6 million accrued for these audits.

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

8. Stockholders’ Equity

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

The following table summarizes shares repurchased under the 2023 Share Repurchase Program during the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
(dollars and shares in thousands, except per share amounts)	September 30, 2023	September 30, 2023
Total cost of shares repurchased	$4,422	$6,495
Average price per share	$12.49	$11.27
Total number of shares repurchased	354	576

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2023 and 2022:

	Dividends per	Dividends Paid
(dollars in thousands, except per share amounts)	Common Share	(in thousands)
2023
Q3	$0.155	$24,250
Q2	0.150	23,504
Q1	0.150	23,852

2022
Q4	$0.145	$22,589
Q3	0.145	22,559
Q2	0.145	22,494
Q1	0.145	22,673

On October 26, 2023, our Board of Directors declared a quarterly dividend of $0.155 per share of common stock to be paid on November 14, 2023 to stockholders of record at the close of business on November 7, 2023.

9. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Contract operations:
0 ― 1,000 horsepower per unit	$43,142	$38,967	$126,272	$121,298
1,001 ― 1,500 horsepower per unit	90,016	72,463	259,830	208,161
Over 1,500 horsepower per unit	74,140	58,818	209,526	170,297
Other (1)	254	249	789	695
Total contract operations revenue (2)	207,552	170,497	596,417	500,451

Aftermarket services:
Services	24,860	23,528	70,676	66,666
OTC parts and components sales	20,955	19,643	63,651	59,580
Total aftermarket services revenue (3)	45,815	43,171	134,327	126,246

Total revenue	$253,367	$213,668	$730,744	$626,697
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $1.0 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

See Note 16 (“Segment Information”) for further information on segments.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Performance Obligations

As of September 30, 2023, we had $431.7 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2028 as follows:

(in thousands)	2023	2024	2025	2026	2027	2028	Total
Remaining performance obligations	$117,864	$176,902	$90,951	$31,648	$9,672	$4,620	$431,657

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As September 30, 2023 and December 31, 2022, our receivables from contracts with customers, net of allowance for credit losses, were $124.8 million and $111.9 million, respectively.

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the nine months ended September 30, 2023:

(in thousands)
Balance at beginning of period	$1,674
Benefit from credit losses	(234)
Write-offs charged against allowance	(452)
Balance at end of period	$988

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer–specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of September 30, 2023 and December 31, 2022, our contract liabilities were $7.7 million and $8.0 million, respectively.

During the nine months ended September 30, 2023, we deferred revenue of $10.7 million and recognized $11.0 million as revenue. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

In connection with our review of our idle compression assets, we evaluate for impairment idle units that were culled from our fleet in prior years and are available for sale. Based on that review, we may reduce the expected proceeds from disposition and record additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Idle compressors retired from the active fleet	30	25	75	100
Horsepower of idle compressors retired from the active fleet	16,000	23,000	39,000	80,000
Impairment recorded on idle compressors retired from the active fleet	$2,922	$4,149	$8,383	$16,205

See Note 14 (“Fair Value Measurements”) for further details on fair value accounting.

11. Restructuring Charges

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. We do not expect to incur additional restructuring charges related to these restructuring activities.

The following table presents the changes to our accrued liability balance related to restructuring charges during the nine months ended September 30, 2023:

(in thousands)	Total
Balance at December 31, 2022	$—
Charges incurred	1,554
Payments	(1,343)
Balance at September 30, 2023	$211

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended September 30, 2023
Organizational restructuring	$—	$387	$205	$592
Total restructuring charges	$—	$387	$205	$592

Nine months ended September 30, 2023
Organizational restructuring	$101	$387	$1,066	$1,554
Total restructuring charges	$101	$387	$1,066	$1,554
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents restructuring charges incurred by cost type:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2023
Organizational restructuring
Severance costs	$592	$1,296
Consulting costs	—	258
Total restructuring charges	$592	$1,554

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

Effective Tax Rate

The year-to-date effective tax rate for the nine months ended September 30, 2023 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation.

Unrecognized Tax Benefits

As of September 30, 2023, we believe it is reasonably possible that $2.8 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to September 30, 2024 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income	$30,858	$15,371	$71,996	$33,838
Less: Allocation of earnings to participating securities	(434)	(294)	(1,418)	(1,114)
Net income attributable to common stockholders	$30,424	$15,077	$70,578	$32,724

Weighted average common shares outstanding used in basic earnings per common share	154,163	153,550	154,210	153,168
Effect of dilutive securities:
Performance-based restricted stock units	235	131	181	125
ESPP shares	3	6	7	4
Weighted average common shares outstanding used in diluted earnings per common share	154,401	153,687	154,398	153,297

14. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2023, we own a 25% equity interest in ECOTEC. The fair value is determined using an average of the income approach that includes the use of a discounted cash flow model, and the market approach that includes the financial metrics of comparable public companies under the guideline public company method. The determination of this investment primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. As of September 30, 2023, the fair value of our investment in ECOTEC was $12.8 million.

This fair value measurement is classified as Level 3. The significant unobservable inputs used in the fair value measurement are the WACC and the revenue multiples. Additional quantitative information related to the significant unobservable inputs are as follows:

	Significant Unobservable Inputs	Range	Median
Valuation technique:
Discounted cash flow	WACC	0% - 17.4%	10.0%
Guideline public company	Revenue multiple	1.6x - 10x	4.0x

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$12,807	$8,000	$12,803	$—
Purchases of equity interests	—	4,000	2,000	12,000
Unrealized loss (1)	—	—	(1,996)	—
Balance at end of period	$12,807	$12,000	$12,807	$12,000
(1)	Included in other expense (income), net in our unaudited condensed consolidated statement of operations.

See Note 5 (“Investment in Unconsolidated Affiliate”) for further details.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2023, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. The fair value of our compressors impaired in 2023 and 2022 was as follows:

(in thousands)	September 30, 2023	December 31, 2022
Impaired compressors	$1,036	$1,961

These fair value measurements are classified as Level 3. The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of September 30, 2023	$0 - $310 per horsepower	$51 per horsepower
As of December 31, 2022	$0 - $621 per horsepower	$47 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 35% and 51% as of September 30, 2023 and December 31, 2022, respectively.

See Note 10 (“Long-Lived and Other Asset Impairments”) for further details.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	September 30, 2023	December 31, 2022
Carrying amount of fixed rate debt (1)	$1,297,654	$1,297,084
Fair value of fixed rate debt	1,230,000	1,214,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 6 (“Long-Term Debt”).

15. Related Party Transactions

Old Ocean Reserves, an affiliate of our customer Hilcorp, had the right to designate one director to serve on our Board of Directors as long as Old Ocean Reserves or its successors (together with its affiliates) owned at least 7.5% of our outstanding common stock. This right terminated in September 2023 when Old Ocean Reserves ownership of our outstanding common stock fell below 7.5%.

Revenue from Hilcorp was $8.9 million and $9.2 million during the three months ended September 30, 2023 and 2022, respectively, and $26.7 million and $27.8 million during the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable, net due from Hilcorp was $3.2 million and $3.0 million as of September 30, 2023 and December 31, 2022, respectively.

16. Segment Information

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

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended September 30, 2023
Revenue	$207,552	$45,815	$253,367
Gross margin	132,279	9,127	141,406

Three months ended September 30, 2022
Revenue	$170,497	$43,171	$213,668
Gross margin	98,803	7,338	106,141

Nine months ended September 30, 2023
Revenue	$596,417	$134,327	$730,744
Gross margin	365,629	28,388	394,017

Nine months ended September 30, 2022
Revenue	$500,451	$126,246	$626,697
Gross margin	295,901	20,065	315,966

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles total gross margin to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Total gross margin	$141,406	$106,141	$394,017	$315,966
Less:
Selling, general and administrative	28,558	30,500	83,632	85,964
Depreciation and amortization	42,155	39,953	123,546	124,348
Long-lived and other asset impairment	2,922	4,154	8,383	16,217
Restructuring charges	592	—	1,554	—
Interest expense	28,339	25,177	83,550	74,879
Gain on sale of assets, net	(3,237)	(12,695)	(8,018)	(33,755)
Other expense (income), net	(235)	(585)	1,831	(52)
Income before income taxes	$42,312	$19,637	$99,539	$48,365

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

Operating Highlights

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(horsepower in thousands)	2023	2022	2023	2022
Total available horsepower (at period end)(1)	3,773	3,747	3,773	3,747
Total operating horsepower (at period end)(2)	3,608	3,353	3,608	3,353
Average operating horsepower	3,593	3,355	3,539	3,304
Horsepower utilization:
Spot (at period end)	96%	89%	96%	89%
Average	95%	88%	94%	86%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

The following table reconciles net income to gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income	$30,858	$15,371	$71,996	$33,838
Selling, general and administrative	28,558	30,500	83,632	85,964
Depreciation and amortization	42,155	39,953	123,546	124,348
Long-lived and other asset impairment	2,922	4,154	8,383	16,217
Restructuring charges	592	—	1,554	—
Interest expense	28,339	25,177	83,550	74,879
Gain on sale of assets, net	(3,237)	(12,695)	(8,018)	(33,755)
Other expense (income), net	(235)	(585)	1,831	(52)
Provision for income taxes	11,454	4,266	27,543	14,527
Gross margin	$141,406	$106,141	$394,017	$315,966

RESULTS OF OPERATIONS

Summary of Results

Revenue was $253.4 million and $213.7 million during the three months ended September 30, 2023 and 2022, respectively, and $730.7 million and $626.7 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in consolidated revenue was primarily due to increased revenue from both our contract operations business and aftermarket services business during the three and nine months ended September 30, 2023. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $30.9 million and $15.4 million during the three months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by higher gross margin from both our contract operations business and aftermarket services business and decreases in SG&A and long-lived and other asset impairment expense.  These changes were partially offset by a decrease in the gain on sale of assets and increases in our provision for income taxes, interest expense and depreciation and amortization expense.

Net income was $72.0 million and $33.8 million during the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by higher gross margin from both our contract operations business and aftermarket services business and decreases in long-lived and other asset impairment expense and SG&A.  These changes were partially offset by a decrease in the gain on sale of assets and increases in our provision for income taxes, interest expense, unrealized change in fair value of our investment in an unconsolidated affiliate and restructuring charges.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Contract Operations

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$207,552	$170,497	22%
Cost of sales (excluding depreciation and amortization)	75,273	71,694	5%
Gross margin	$132,279	$98,803	34%
Gross margin percentage (1)	64%	58%	6%
(1)	Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to higher rates and an increase in average operating horsepower for contract compression in response to market conditions, partially offset by the impact of strategic dispositions of horsepower in 2022.

Gross margin percentage increased primarily due to an increase in revenue which exceeded the increase in cost of sales. Cost of sales for the three months ended September 30, 2023 includes an increase of $2.4 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Prior to 2023, amounts were recognized in SG&A. Further, maintenance and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2022.

Aftermarket Services

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$45,815	$43,171	6%
Cost of sales (excluding depreciation and amortization)	36,688	35,833	2%
Gross margin	$9,127	$7,338	24%
Gross margin percentage	20%	17%	3%

Revenue in our aftermarket services business increased primarily due to higher service activities and parts sales from the continuation of the market recovery which began in the prior year and continues to drive an increase in customer demand.

Gross margin increased in our aftermarket services business as a result of an increase in revenue which exceeded the increases in cost of sales, which was primarily driven by customer demand and improved pricing for parts sales and services activities.

Costs and Expenses

	Three Months Ended
	September 30,
(in thousands)	2023	2022
Selling, general and administrative	$28,558	$30,500
Depreciation and amortization	42,155	39,953
Long-lived and other asset impairment	2,922	4,154
Restructuring charges	592	—
Interest expense	28,339	25,177
Gain on sale of assets, net	(3,237)	(12,695)
Other expense (income), net	(235)	(585)

Selling, general and administrative. The decrease in SG&A was primarily due to a decrease of $2.2 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Beginning in 2023, amounts are recognized in contract operations cost of sales. Further, SG&A for the three months ended September 30, 2023 includes a $0.7 million decrease in professional expense and a $0.4 million decrease in employee compensation expense, partially offset by a $1.9 million increase in long-term performance-based incentive compensation expense.

Depreciation and amortization. The increase in depreciation and amortization expense was primarily due to fixed assets additions and accelerated depreciation associated with certain assets. These increases were partially offset by a decrease in depreciation expense associated with assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived asset impairments.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended September 30, 2023 and 2022, we recognized $2.9 million and $4.1 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 10 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	September 30,
(dollars in thousands)	2023	2022
Idle compressors retired from the active fleet	30	25
Horsepower of idle compressors retired from the active fleet	16,000	23,000
Impairment recorded on idle compressors retired from the active fleet	$2,922	$4,149

Restructuring charges. Restructuring charges of $0.6 million during the three months ended September 30, 2023 consisted of severance costs related to our restructuring activities. See Note 11 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The increase in interest expense was due to an increase in interest rates and a higher average outstanding balance of long–term debt, partially offset by an increase in capitalized interest.

Gain on sale of assets, net. The decrease in gain on sale of assets was primarily due to gains of $3.2 million on compression asset sales during the three months ended September 30, 2023, compared to gains of $12.7 million on compression asset sales during the three months ended September 30, 2022.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended September 30, 2023 compared with the three months ended September 30, 2022.

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Provision for income taxes	$11,454	$4,266	168%
Effective tax rate	27%	22%	5%

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Contract Operations

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$596,417	$500,451	19%
Cost of sales (excluding depreciation and amortization)	230,788	204,550	13%
Gross margin	$365,629	$295,901	24%
Gross margin percentage (1)	61%	59%	2%
(1)	Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to an increase in average operating horsepower and higher rates for contract compression in response to market conditions, partially offset by the impact of strategic dispositions of horsepower in 2022.

Gross margin percentage increased primarily due to an increase in revenue which exceeded the increase in cost of sales. Maintenance, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Further, cost of sales for the nine months ended September 30, 2023 includes an increase of $6.6 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Prior to 2023, amounts were recognized in SG&A. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2022.

Aftermarket Services

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$134,327	$126,246	6%
Cost of sales (excluding depreciation and amortization)	105,939	106,181	(0)%
Gross margin	$28,388	$20,065	41%
Gross margin percentage	21%	16%	5%

Revenue in our aftermarket services business increased primarily due to higher parts sales and service activities from the continuation of the market recovery which began in the prior year and continues to drive an increase in customer demand.

Gross margin increased in our aftermarket services business as a result of increased revenue from customer demand and improved pricing for parts sales and service activities and a decrease in cost of sales primarily driven by differences in the scope, timing and type of service activities performed resulting in lower costs associated with service activities.

Costs and Expenses

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Selling, general and administrative	$83,632	$85,964
Depreciation and amortization	123,546	124,348
Long-lived and other asset impairment	8,383	16,217
Restructuring charges	1,554	—
Interest expense	83,550	74,879
Gain on sale of assets, net	(8,018)	(33,755)
Other expense (income), net	1,831	(52)

Selling, general and administrative. The decrease in SG&A was primarily due to a decrease of $6.4 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Beginning in 2023, amounts are recognized in contract operations cost of sales. Further, SG&A for the nine months ended September 30, 2023 includes a $0.6 million decrease in professional expense and a $0.3 million decrease in allowance for credit losses, partially offset by a $3.3 million increase in long-term performance-based incentive compensation expense, a $1.4 million increase in short-term incentive expense and a $1.2 million increase in software and maintenance expense.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived asset impairments. These decreases were partially offset by an increase in depreciation expense associated with fixed asset additions and accelerated depreciation associated with certain assets.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the nine months ended September 30, 2023 and 2022, we recognized $8.4 million and $16.2 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 10 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
Idle compressors retired from the active fleet	75	100
Horsepower of idle compressors retired from the active fleet	39,000	80,000
Impairment recorded on idle compressors retired from the active fleet	$8,383	$16,205

Restructuring charges. Restructuring charges of $1.6 million during the nine months ended September 30, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 11 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The increase in interest expense was due to an increase in interest rates, a higher average outstanding balance of long–term debt and the write-off of $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement, partially offset by an increase in capitalized interest.

Gain on sale of assets, net. The decrease in gain on sale of assets was primarily due to gains of $7.3 million on compression asset sales during the nine months ended September 30, 2023 compared to gains of $32.5 million on compression asset sales during the nine months ended September 30, 2022.

Other expense (income), net. The increase in other expense (income), net was primarily due to a $2.0 million unrealized change in the fair value of our investment in an unconsolidated affiliate.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Provision for income taxes	$27,543	$14,527	90%
Effective tax rate	28%	30%	(2)%

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

Projected Capital Expenditures. We currently plan to spend approximately $295 million in capital expenditures during 2023, primarily consisting of approximately $200 million for growth capital expenditures and approximately $79 million for maintenance capital expenditures. While market activity continues to be strong, we currently anticipate reducing growth capital expenditures to approximately $160 million in 2024 which reflects the capital discipline needed to support free cash flow generation after dividends.

Dividends

On October 26, 2023, our Board of Directors declared a quarterly dividend of $0.155 per share of common stock to be paid on November 14, 2023 to stockholders of record at the close of business on November 7, 2023. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

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

The following table summarizes shares repurchased under the 2023 Share Repurchase Program during the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
(dollars and shares in thousands, except per share amounts)	September 30, 2023	September 30, 2023
Total cost of shares repurchased	$4,422	$6,495
Average price per share	$12.49	$11.27
Total number of shares repurchased	354	576

Sources of Cash

Revolving Credit Facility

During the nine months ended September 30, 2023 and 2022, our Credit Facility had an average debt balance of $294.5 million and $228.9 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 7.9% and 6.9% at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, there were $4.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%.

As of September 30, 2023, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of September 30, 2023.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$238,468	$166,332
Investing activities	(208,157)	(66,546)
Financing activities	(31,395)	(99,313)
Net (decrease) increase in cash and cash equivalents	$(1,084)	$473

Operating Activities

The increase in net cash provided by operating activities was primarily due to increased cash inflows from gross margin and accounts receivable, partially offset by changes in accounts payable and other liabilities and deferred revenue.

Investing Activities

The increase in net cash used in investing activities was primarily due to a $90.9 million increase in capital expenditures and a $99.8 million decrease in proceeds from the sale of business, partially offset by a $40.3 million increase in proceeds from sales of property, plant and equipment and a $10.0 million decrease in investments in non-consolidated affiliates.

Financing Activities

The decrease in net cash used in financing activities was primarily due to an $88.2 million increase in net borrowings of long-term debt, partially offset by $6.5 million of common stock purchased under the 2023 Share Repurchase Program, a $5.7 million payment for debt issuance costs related to the Amended and Restated Credit Agreement and a $3.9 million increase in dividends paid to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at September 30, 2023 would have resulted in an annual increase in our interest expense of $3.1 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2023 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Sales of Unregistered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our share repurchase activity for the three months ended September 30, 2023:

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
(dollars in thousands, except per share amounts)	Purchased (1)	Share(2)	or Programs	or Programs
July 1, 2023 — July 31, 2023	—	$—	—	$47,927
August 1, 2023 — August 31, 2023	164,089	12.66	163,372	45,858
September 1, 2023 — September 30, 2023	190,640	12.34	190,640	43,505
Total	354,729	$12.49	354,012
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the 2023 Share Repurchase Program during the period. See Note 8 (“Stockholders’ Equity”) for further details on the 2023 Share Repurchase Program.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.

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

3.2	Fourth Amended and Restated Bylaws of Exterran Holdings, Inc., now Archrock, Inc. (incorporated by reference to Exhibit 3.1 of Archrock Inc.’s Current Report on Form 8–K filed on July 27, 2023)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.1*	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S–T
104.1*	Cover page interactive data file (formatted in Inline XBRL) pursuant to Rule 406 of Regulation S–T

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

November 2, 2023