Form 10-K
period 2023-12-31
Archrock, Inc.
filed 2024-02-21
CIK 1389050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2023: $1,410,751,063.

Number of shares of the common stock of the registrant outstanding as of February 14, 2024: 165,655,913 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

Table Archrock, Contents

Table Archrock, Contents

GLOSSARY

The following terms and abbreviations appearing in the text of this report, including the Financial Statements, have the meanings indicated below.

2013 Plan	2013 Stock Incentive Plan
2020 Plan	2020 Stock Incentive Plan
2023 Form 10–K	Annual Report on Form 10–K for the year ended December 31, 2023
2023 Share Repurchase Program	Share repurchase program approved by our Board of Directors on April 27, 2023 that allows us to repurchase up to $50.0 million of outstanding common stock until April 27, 2024
2027 Notes	$500.0 million of 6.875% senior notes due April 2027
2028 Notes	$800.0 million of 6.25% senior notes due April 2028
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, and which governs the Credit Facility
AMNAX	Alerian Midstream Energy Index
AMZ	Alerian MLP Index
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly–owned subsidiaries
ARRC	Alternative Reference Rates Committee
ASU	Accounting Standards Update
ATM Agreement

Equity Distribution Agreement, dated February 23, 2021, entered into with Wells Fargo Securities, LLC and BofA Securities, Inc., as sales agents, relating to the at–the–market offer and sale of shares of our common stock from time to time

Bcf/d	Billion cubic feet per day
BoLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CIS CSC	Center for Internal Security Critical Security Controls
CISSP	Certified Information Systems Security Professional
Code	Internal Revenue Code of 1986, as amended
Congress	The United States Congress is the legislature of the federal government of the United States, composed of a lower body, the House of Representatives, and an upper body, the Senate
COP28	28th Conference of the Parties of the United Nations Framework Convention on Climate Change
Credit Facility	$750.0 million asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement
CWA	Clean Water Act
Debt Agreements	Credit Facility, 2027 Notes and 2028 Notes, collectively
DOE	Department of Energy
DSDP	Directors’ Stock and Deferral Plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
ECOTEC	Ecotec International Holdings, LLC
EIA	U.S. Energy Information Administration
EIA Outlook	January 2024 EIA Short Term Outlook
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority

Table Archrock, Contents

Federal Funds Effective Rate	The target interest rate depository institutions charge each other for overnight loans of funds
Financial Statements	Consolidated financial statements included in Part IV Item 15 of this 2023 Form 10–K
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
IRS	Internal Revenue Service
IT	Information Technology
LIBOR	London Interbank Offered Rate
LNG	Liquified natural gas
MMb/d	Million barrels per day
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NSPS	New Source Performance Standards
OECD	Organisation for Economic Co-operation and Development
OOOOb and OOOOc	Subpart of the NSPS commonly referred to as the EPA’s methane rule for new and existing sources
OSHA	Occupational Safety and Health Act
OTC	Over–the–counter, as related to aftermarket services parts and components
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
POTUS	President of the United States of America
ppb	Parts per billion
Prime Rate	Rate of interest last quoted by The Wall Street Journal as the prime rate in the U.S.
RCRA	Resource Conservation and Recovery Act
ROU	Right–of–use, as related to operating leases
S&P 500	S&P 500 Composite Stock Price Index
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
Spin–off

Spin–off of our international contract operations, international aftermarket services and global fabrication businesses, completed in November 2015 into a standalone public company operating as Exterran Corporation

U.S.	United States of America
VOC	Volatile organic compounds
WACC	Weighted average cost of capital

Table Archrock, Contents

FORWARD–LOOKING STATEMENTS

This 2023 Form 10–K contains “forward–looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this 2023 Form 10–K are forward–looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward–looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2023 Form 10–K. Although we believe that the expectations reflected in these forward–looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from those in these forward–looking statements are described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2023 Form 10–K.

All forward–looking statements included in this 2023 Form 10–K are based on information available to us on the date of this 2023 Form 10–K. Except as required by law, we undertake no obligation to publicly update or revise any forward–looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward–looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2023 Form 10–K.

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

Compression is typically required throughout the natural gas production and transportation cycle, including at the wellhead, throughout gathering and distribution systems, into and out of processing and storage facilities and along intrastate and interstate pipelines. Our service offerings focus primarily on midstream applications, with 75% of our operating fleet being used in the gathering and processing cycle stages. The remaining 25% of our operating fleet is used in gas lift applications.

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

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources, the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas due to lower pressures and the rise in gas-to-oil ratios for maturing wells and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports, including liquefied natural gas exports and exports of natural gas via pipeline to Mexico.

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

During the years ended December 31, 2023, 2022 and 2021, we generated 82%, 80% and 83%, respectively, of our total revenue from contract operations.

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

All of our compressors are designed to automatically shut down if operating conditions deviate from a pre–determined range and substantially all are also equipped with telematic devices that enable us to remotely monitor the units. We maintain field service locations from which we service and overhaul our fleet. Our equipment undergoes routine and preventive maintenance in accordance with our established maintenance schedules, standards and procedures, which we update as technology changes and as our operations group develops new techniques and procedures to better service our equipment. In our experience, these maintenance practices maximize equipment life and unit availability, minimize emissions and avoidable downtime while reducing the overall maintenance expenditures over the equipment life. As of December 31, 2023, the average age of our operating fleet was 11 years.

The following table summarizes the size of our natural gas compression fleet as of December 31, 2023:

		Aggregate
	Number	Horsepower	% of
	of Units	(in thousands)	Horsepower
0 — 1,000 horsepower per unit	1,356	555	15%
1,001 — 1,500 horsepower per unit	1,304	1,765	47%
Over 1,500 horsepower per unit	688	1,439	38%
Total	3,348	3,759	100%

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

Fees and Expenses. Our customers pay a fixed monthly fee for our contract operations services, which generally is based on the amount of horsepower associated with a specific application. In certain circumstances, such as limited or disrupted natural gas flows, our customers may be provided a reduced monthly fee. We are typically responsible for the costs and expenses associated with our compression equipment except for fuel gas or electricity, which is provided by our customers.

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

Aftermarket Services Overview

Our aftermarket services business sells parts and components and provides operations, major and routine maintenance, overhaul and reconfiguration services to customers who own compression equipment. We believe that we are particularly well–qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, our aftermarket services business provides opportunities to cross–sell our contract operations services. During the years ended December 31, 2023, 2022 and 2021, we generated 18%, 20% and 17%, respectively, of our total revenue from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

Superior safety performance. We believe our collective safety performance is pivotal to the success of our business and is of primary importance to our customers. We have a strong safety culture and a proven ability to safely manage our business in a variety of commodity and economic environments. Our safety–centric culture has consistently produced industry–leading safety performance for many years, including a 2023 total recordable incident rate of 0.05.

Large horsepower. As of December 31. 2023, we have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. In addition, 85% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale wells, which are generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling, which brings multiple wells to a single well site with larger volumes of gas, (iii) increasing well lateral lengths, which increase natural gas flow through gas gathering systems, and (iv) high probability drilling programs that allow for efficient infrastructure planning.

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

Large and stable customer base. We have strong relationships with a deep base of midstream companies and natural gas and crude oil producers. Our contract operations revenue base is sourced from approximately 290 customers operating throughout all major U.S. natural gas and crude oil producing regions.

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

Table Archrock, Contents

Diversified geographic footprint. We operate in substantially all major natural gas and crude oil producing regions in the U.S. We have a meaningful presence in associated gas plays, including the Permian and Eagle Ford shales which, combined, account for approximately two-thirds of our operating horsepower. Increased size and geographic density offer compression services providers operating and cost advantages. As the number of compression locations and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel increases at a lesser rate, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. Our large fleet and numerous operating locations throughout the U.S., combined with our ability to efficiently move equipment among producing regions, mean that we are not dependent on production activity in any particular region. We believe our size, geographic scope and broad customer base give us more flexibility in meeting our customers’ needs than many of our competitors and provide us with improved operating expertise and business development opportunities.

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

Technology Deployment. We are focused on harnessing technology across all aspects of our business to drive operational efficiencies and enhance our value proposition to our customers. This includes the automation of workflows, integration of digital and mobile tools for our field service technicians, expanded remote monitoring capabilities of our compressor fleets and emissions solutions. We believe these efforts, among other things, will help us achieve increased asset uptime, improve the efficiency of our field service technicians, improve our supply chain and inventory management and reduce our emissions and carbon footprint, thereby improving our profitability as discussed further below in “Business Strategies.”

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

Capitalize on the long–term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long–standing customer relationships and our large compression fleet will enable us to capitalize on what we believe are favorable long–term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional oil and natural gas production, decreasing natural reservoir pressures, rising gas-to-oil ratios for maturing wells and expected increased natural gas demand in the U.S. from the growth of liquefied natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses.

Improve profitability. We are focused on increasing productivity and optimizing our processes. Between 2019 and 2021, we invested in a process and technology transformation project that replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. During 2023, our focus shifted to fully harnessing these technologies across our business. We expect the technological transformations to lower our internal costs and improve our profitability over time. Implementing telematics and advanced data analysis across our fleet has enabled us to respond more quickly and optimally to downtime events, minimize prolonged troubleshooting, prevent unnecessary unit touches and stops, which are the primary cause of wear and tear of the equipment, and, ultimately, predict failures before they occur. We expect this will increase the number of units a field service technician can oversee and reduce vehicle miles traveled and fuel consumption, thereby also reducing emissions.

Table Archrock, Contents

In addition, large horsepower equipment is our primary focus in order to capitalize on the trends that have been driving, and that we believe will continue to drive, demand for large horsepower units. As part of this strategy, we sold approximately 199,000 and 341,000 horsepower during the years ended December 31, 2023 and 2022, respectively, which drove an increase in our large operating horsepower from 81% of our fleet as of December 31, 2021, to 85% as of December 31, 2023.

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

Table Archrock, Contents

Customers

Our customer base consists primarily of companies engaged in all aspects of the oil and natural gas industry, including large integrated and independent oil and natural gas processors, gatherers and transporters. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for their compression needs. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. During the years ended December 31, 2023, 2022 and 2021, our five most significant customers collectively accounted for 33%, 32% and 31%, respectively, of our contract operations and aftermarket services revenue. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2023, 2022 and 2021.

Suppliers

We have pricing agreements in place with all of our primary suppliers of compression equipment, parts and services, and work closely with these key suppliers on value engineering, to lower total lifecycle cost and improve equipment reliability. Though we rely on these suppliers to a significant degree, we believe alternative sources for compression equipment, parts and services are generally available.

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

In December 2023, the EPA adopted even more stringent rules with respect to methane and VOC for new and existing sources, via NSPS OOOOb and NSPS OOOOc. While the rules have been approved by the EPA Administrator and published on the EPA website, they have not yet been published in the Federal Register. Once published, the rules become effective 60 days thereafter.

A separate BoLM rule to address methane emissions on public lands was proposed in November 2022. Among the newly adopted and proposed methane requirements that may impact our operations are broader applicability to compression equipment relative to the existing rules, increased work practices and inspection requirements and mandates for certain new zero–emissions equipment.

Meanwhile, several states — including, most notably, New Mexico and Colorado — have been developing their own more stringent methane rules that will or are anticipated to impose additional requirements on the industry. We, together with a consortium of other Gas Compressor Association member companies, were actively involved in the rulemaking effort in New Mexico, including working directly with the New Mexico Environmental Department and participating in the New Mexico Environmental Improvement Board’s hearing in late 2021.

We do not believe that the current rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, which impact could be material.

National Ambient Air Quality Standards. On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non–attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. In June 2021, the EPA commenced a process for reconsidering the December 2020 decision, but more recent EPA announcements suggest that no changes are expected until 2025. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan involving new NAAQS standards.

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

Climate Change

Climate change legislation and regulatory initiatives may arise from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of GHG, such as carbon dioxide and methane.

Congress has previously considered legislation to restrict or regulate emissions of GHG. Energy legislation and other initiatives continue to be proposed that may be relevant to GHG emissions issues. Almost half of the states, either individually or through multi–state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Although most of the state–level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our natural gas–powered compressors could become subject to GHG–related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative action by Congress also occurred in August 2022 with the Inflation Reduction Act, which provides $391 billion in funding for research and development and incentives for low–carbon energy production methods, carbon capture, and other programs directed at encouraging de–carbonization and addressing climate change.

Independent of Congress, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions. In 2023, we did not operate any facilities that were subject to these reporting obligations. In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for large sources of GHG emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs. As noted above, the EPA has undertaken efforts to regulate emissions of methane, considered a GHG, in the oil and gas sector, with the development of additional, more stringent rules under way.

In an executive order issued on January 20, 2021, the POTUS asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of GHG emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The current administration adopted an interim social cost of carbon of $51 per ton in February 2021, but in recent rulemakings the EPA has referenced a figure as high as $2,400 per ton effective in 2030. This figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals; such efforts have been the subject of a series of judicial challenges, which have been largely unsuccessful to date. At this time, we cannot determine whether the administration’s efforts on social cost or other interagency climate efforts will lead to any particular actions that give rise to a material adverse effect on our business, financial condition, results of operations and cash flows.

Table Archrock, Contents

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In April 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements, such as the EPA’s proposed methane rules, that may be needed to achieve those commitments. Relatedly, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. More recently, the international community’s December 2023 meeting known as COP28 reaffirmed commitments to the Paris Agreement and concluded an agreement that the world should move away from fossil fuel energy in a just, orderly, and equitable manner and achieve net zero GHG emissions by 2050, while recognizing a transitional role for fossil fuels. With the exception of the proposed methane rules discussed above, we cannot predict whether re-entry into the Paris Agreement or other international pledges will result in any particular new regulatory requirements or whether such requirements will cause us to incur material costs.

Although it is not currently possible to predict how these executive orders, national commitments or any proposed or future GHG or climate change legislation or regulation promulgated by Congress, the states or multi–state regions will impact our business, any regulation of GHG emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Four of our facilities have applied for and obtained industrial wastewater discharge permits and/or have sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans where petroleum storage quantities exceed certain thresholds, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. The definition of “waters of the United States” and, relatedly, the scope of CWA jurisdiction, have been the subject of notable rulemaking efforts and judicial challenges over several decades. In May 2023, the U.S. Supreme Court announced a decision that sharply narrowed that definition to relatively permanent bodies of water connected to traditional navigable waters and wetlands with a continuous surface connection to other jurisdictional waters, thereby invalidating protections for many other historically regulated wetlands and waters. The EPA and the Army Corps of Engineers issued a final rule effective September 8, 2023 to implement the terms of that decision.

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

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies subcontracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At certain of such sites, we are currently working with the prior owners who have undertaken to monitor and clean up contamination that occurred prior to our acquisition of these sites. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

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

Human Capital

As of December 31, 2023, we employed approximately 1,100 employees in 14 states and conducted business in 42 states. None of our employees are subject to a collective bargaining agreement.

We consider our employees to be our greatest asset and believe that our success depends on our ability to attract, develop and retain our employees. Diversity and inclusion are foundational to our leadership approach and our focus is on how our actions and the actions of our employees foster diversity and inclusion in our everyday activities at Archrock. We support diversity in hiring, as is reflected in the diversity of our Board of Directors, of which three of our independent directors are female or identify as a member of an underrepresented racial/ethnic group. Similarly, one–third of our executive leadership team is female and 28% of our total workforce is ethnically diverse.

We support pay equity and believe we offer competitive and comprehensive compensation benefits packages that include bonuses, an employee stock purchase plan, a 401(k) plan with employer contribution, healthcare and insurance benefits, health savings and flexible spending accounts with employer contribution, paid time off (including 16 hours per year as paid time to volunteer), family leave, an employee assistance program and tuition assistance, among many others.

Table Archrock, Contents

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

Learning and Talent Development

We invest significant resources to develop the talent needed to provide our industry–leading natural gas compression services. We work closely with suppliers to develop training programs for our field service technicians. Our field service technicians are supported by a dedicated training team and collectively completed over 37,000 hours of operational and technical training during 2023. Generally, new hire field employees enter a program whereby they are assigned an experienced mentor, for an average of six months, under whose direct supervision they apply their classroom learning in the real world setting.

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

Safety is a core value of our company, and safety performance is a key measure of success that has been included in our short–term incentive program for over 17 years. We actively promote the highest standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local and national regulations. “Stop the Job” is an adopted edict that establishes the obligation of and provides the authority to all employees to stop any task or operation where they perceive that a risk to people, the environment or assets is not properly controlled. We believe that all incidents are preventable and that through proper training, planning and hazard recognition, we can achieve a workplace with zero incidents. To this end, we created the TARGET ZERO program that includes over 90 safety and environmental procedures, and their necessary tools, equipment and training, which are designed to foster a mindset that integrates safety into every work process. Through this program, we achieved excellent safety performance, with a total recordable incident rate of 0.05 in 2023. While no incidents are acceptable, the incidents we experienced were extremely minor in nature and resulted in no lost time. It will be our continuous goal that we achieve a rate of zero in all future periods.

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

Table Archrock, Contents

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and any amendments to those reports are available free of charge on our website, www.archrock.com, as soon as reasonably practicable after they are filed electronically with the SEC. Information on our website is not incorporated by reference in this 2023 Form 10–K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock, Inc., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;
•	our Corporate Governance Principles; and
•	the charters of our audit, compensation and nominating and corporate governance committees.

Item 1A. Risk Factors

As described in “Forward–Looking Statements,” this 2023 Form 10–K contains forward–looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward–looking statements. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively impacted.

Industry and General Economic Risks

Pandemics and other public health crises may negatively affect demand for our services, and may have a material adverse impact on our financial condition, results of operations and cash flows.

Pandemics or other public health crises could significantly impact public health, economic growth, supply chains and markets. The extent to which our operating and financial results may be affected by future pandemics or other public health crises will depend on various factors and consequences beyond our control, such as the duration and scope of such pandemic or public health crisis, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat any such pandemic or public health crisis. Any future pandemic or public health crisis may materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

An increase in inflation could have adverse effects on our results of operation.

While inflation rates have fallen over the second half of 2023, uncertainty remains on future inflation trends and whether the Federal Reserve will raise or lower interest rates, which has created further uncertainty for the economy and for our customers. If inflationary pressures return in 2024, this will increase our labor costs and the costs of parts, lube oil and other materials used in our operations. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables.

Table Archrock, Contents

Ongoing International Conflicts and Tensions

The conflict in Ukraine, the Israel-Hamas war and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine, and in October 2023, Israel launched a military response against Hamas in Gaza. These ongoing conflicts have caused, and could intensify, volatility in oil and natural gas prices, and the extent and duration of these military actions, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

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

While we paid quarterly dividends to holders of our common stock during the year ended December 31, 2023, there can be no assurance that we will pay dividends in the future.

We paid quarterly cash dividends, $0.61 annually, per share of common stock during the year ended December 31, 2023. We cannot provide assurance that we will, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our Board of Directors would determine to use any of our net profits to pay a dividend.

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

Table Archrock, Contents

Financial Risks

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

As of December 31, 2023, we had $1.6 billion in outstanding debt obligations, net of unamortized debt premiums and unamortized deferred financing costs, outstanding under our Credit Facility and Senior Notes. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors.

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

Our Credit Facility is also subject to financial covenants, including the following ratios, as defined in the corresponding agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.0 to 1.0
Total Debt to EBITDA (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

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

Table Archrock, Contents

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

As of December 31, 2023, we were in compliance with all covenants under the Debt Agreements.

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

Our Amended and Restated Credit Agreement changed the referenced rate from LIBOR to SOFR so that borrowings under the Credit Facility bear interest at, based on our election, either a base rate or SOFR, plus an applicable margin. The Amended and Restated Credit Agreement contains SOFR benchmark replacement provisions. At this time, there can be no assurance as to whether any alternative benchmark or resulting interest rates may be more or less favorable than SOFR.

Table Archrock, Contents

Uncertainty relating to the phasing out of LIBOR may adversely affect the market value of our current or future debt obligations, including our Credit Facility.

The Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC, which identified SOFR as its preferred alternative to U.S. dollar LIBOR in financial contracts. There can be no assurance that SOFR or any other alternative reference rate will perform in the same way as LIBOR would have at any time, including as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. Additionally, ARRC has recommended credit spread adjustments for use with SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. However, market acceptance of the ARRC–recommended credit spread adjustments, as opposed to no or alternative credit spread adjustments, has been mixed. Accordingly, we cannot predict whether changes related to the phase–out of LIBOR, including any credit spread adjustments, insufficient liquidity in SOFR or alternative reference rate markets or other reforms, as they occur, will have an adverse effect on the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including the Credit Facility.

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

Our five most significant customers collectively accounted for 33%, 32% and 31% of our revenues during the years ended December 31, 2023, 2022 and 2021, respectively. Our services are provided to these customers pursuant to contract operations service agreements, which typically have an initial term of 12 to 48 months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to purchase compression equipment, in particular, on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on our business, results of operations and financial condition. Further, supply chain bottlenecks could adversely affect our ability to obtain necessary materials, parts or lube oil used in our operations or increase the costs of such items. A significant increase in the price of such equipment, materials and services as a result of inflation, or other factors, could have a negative impact on our business, results of operations, financial condition and cash flows.

Table Archrock, Contents

Information Technology and Cybersecurity Risks

We may not realize the intended benefits of our process and technology transformation project, which could have an adverse effect on our business.

Between 2019 and 2021, we invested in a process and technology transformation project that replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. During 2023, our focus shifted to fully harnessing these technologies across our business. We expect the technological transformations to lower our internal costs and improve our profitability over time. However, the implementation of the process and technology transformation project has required significant capital and other resources from which we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

Threats of cyber-attacks or terrorism could affect our business.

We rely on our information technology systems for critical operations. We own and manage some of these technology systems, but also rely on the systems provided by a host of third-party service providers, vendors, and business partners. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business, such as trade secrets. We are subject to numerous and evolving cybersecurity risks and threats, including cyber-attacks, computer viruses or terrorism that threaten the confidentiality, integrity and availability of critical technology systems or information and may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, our technology systems are vulnerable to disability or failures due to social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, hacking, viruses, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, acts of war or terrorism and other causes. In addition, because we use third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third-party technology systems can materially impact our operations and financial results.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly sophisticated in using techniques and tools, including generative and other artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence.  As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our systems or information. If our information technology systems were to fail and we were unable to recover in a timely way, we may be unable to fulfill critical business functions, which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

In addition, our assets may be targets of terrorist activities that could disrupt our ability to service our customers. We may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict. The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. These types of events could materially adversely affect our business and results of operations. In addition, these types of events could require significant management attention and resources and could adversely affect our reputation among customers and the public.

Table Archrock, Contents

Tax–related Risks

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate in locations throughout the U.S. and, as a result, we are subject to the tax laws and regulations of U.S. federal, state and local governments. We have investments in unconsolidated affiliates that operate in the U.S. and international locations. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, and international tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

Legal and Regulatory Risks

Temporary pause on pending approvals of LNG exports may negatively impact our business.

On January 26, 2024, the Biden administration announced that the U.S. implemented a temporary pause on pending decisions on permits to export LNG to non-Free Trade Agreement countries until the DOE can update its underlying analyses for authorization.  This temporary pause on pending approvals of LNG exports may be unpredictable and may negatively impact our business.

From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us and require material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to pay dividends. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 “Legal Proceedings” of this form 10-K and Note 16 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

Table Archrock, Contents

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

In December 2023, the EPA adopted even more stringent rules with respect to methane and VOC for new and existing sources, via NSPS OOOOb and NSPS OOOOc. While the rules have been approved by the EPA Administrator and published on the EPA website, they have not yet been published in the Federal Register. Once published, the rules become effective 60 days thereafter.

A separate BoLM rule to address methane emissions on public lands was proposed in November 2022. Among the newly adopted and proposed methane requirements that may impact our operations are broader applicability to compression equipment relative to the existing rules, increased work practices and inspection requirements and mandates for certain new zero–emissions equipment.

Meanwhile, several states — including, most notably, New Mexico and Colorado — have been developing their own more stringent methane rules that will or are anticipated to impose additional requirements on the industry. We, together with a consortium of other Gas Compressor Association member companies, were actively involved in the rulemaking effort in New Mexico, including working directly with the New Mexico Environmental Department and participating in the New Mexico Environmental Improvement Board’s hearing in late 2021.

We do not believe that the current rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, which impact could be material.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non–attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. In June 2021, the EPA commenced a process for reconsidering the December 2020 decision but more recent EPA announcements suggest that no changes are expected until 2025. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan involving new NAAQS standards.

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

Table Archrock, Contents

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

Table Archrock, Contents

Climate change legislation, regulatory initiatives and stakeholder pressures could result in increased compliance costs, financial risks and potential reduction in demand for our services.

Climate change legislation and regulatory initiatives may arise from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of GHG, such as carbon dioxide and methane.

Congress has previously considered legislation to restrict or regulate emissions of GHG. Energy legislation and other initiatives continue to be proposed that may be relevant to GHG emissions issues. Almost half of the states, either individually or through multi–state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Although most of the state–level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our natural gas–powered compressors could become subject to GHG–related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative action by Congress also occurred in August 2022 with the Inflation Reduction Act, which provides $391 billion in funding for research and development and incentives for low-carbon energy production methods, carbon capture, and other programs directed at encouraging de-carbonization and addressing climate change.

Independent of Congress, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions. In 2023, we did not operate any facilities that were subject to these reporting obligations. In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for large sources of GHG emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs. As noted above, the EPA has undertaken efforts to regulate emissions of methane, considered a GHG, in the oil and gas sector, with the development of additional, more stringent rules under way.

In an executive order issued on January 20, 2021, the POTUS asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of GHG emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The current administration adopted an interim social cost of carbon of $51 per ton in February 2021, but in recent rulemakings the EPA has referenced a figure as high as $2,400 per ton effective in 2030. This figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals; such efforts have been the subject of a series of judicial challenges, which have been largely unsuccessful to date. At this time, we cannot determine whether the administration’s efforts on social cost or other interagency climate efforts will lead to any particular actions that give rise to a material adverse effect on our business, financial condition, results of operations and cash flows.

Table Archrock, Contents

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In April 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements, such as the EPA’s proposed methane rules, that may be needed to achieve those commitments. Relatedly, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. More recently the international community’s December 2023 meeting known as COP28 reaffirmed commitments to the Paris Agreement and concluded an agreement that the world must move away from fossil fuel energy in a just, orderly, and equitable manner and achieve net zero GHG emissions by 2050, while recognizing a transitional role for fossil fuels. With the exception of the proposed methane rules discussed above, we cannot predict whether re-entry into the Paris Agreement or other international pledges will result in any particular new regulatory requirements or whether such requirements will cause us to incur material costs.

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

Supply and demand for oil and natural gas is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHG could increase the cost of consuming crude oil and natural gas, thereby potentially causing a reduction in the demand for such products. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences could result in decreased demand for crude oil, natural gas and NGLs. Any decrease in demand for these products could consequently reduce demand for our services and could have a negative effect on our business.

Also, recent activism directed at shifting funding away from companies with energy-related assets could result in a reduction of funding for the energy sector overall, which could have an adverse effect on our ability to obtain external financing as well as negatively affect the cost of, and terms for, financing to fund capital expenditures or other aspects of our business.

Table Archrock, Contents

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

Item 1B. Unresolved Staff Comments

None.

Table Archrock, Contents

Item 1C. Cybersecurity

Information Technology and Cybersecurity Risks

We utilize technology in all aspects of our business to drive operational efficiencies and enhance our value proposition to our customers. Our investments have focused on implementing cloud-based solutions to replace legacy systems, the automation of workflows, integration of digital and mobile tools for our field service technicians and expanded remote monitoring capabilities of our compressor fleets. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A “Risk Factors – Information Technology and Cybersecurity Risks” of this 2023 Form 10-K.

Cybersecurity Incidents

We have not experienced a material cybersecurity incident and although we are subject to ongoing and evolving cybersecurity threats, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Risk Management and Strategy

Overall Process

Our cybersecurity risk management program is designed to monitor, detect, prevent and respond to cybersecurity threats to our critical systems, information, services and IT environment. Our internal IT team has committed resources to review and enhance our cybersecurity risk management program, work with internal and third-party experts to determine and implement appropriate controls, partner with our compliance team to provide employee training and awareness, stay abreast of emerging potential threats and best practices, and to respond to cybersecurity incidents. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We utilize the CIS CSC to promote best practices and reduce the risk of a successful cybersecurity attack. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CIS CSC as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Enterprise Risk Management Process Integration

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply to other legal, compliance, strategic, operational, and financial risk areas. This provides cross-functional visibility, as well as executive leadership oversight, to address and mitigate associated risks.

Our IT policy communicates internal guidelines for our IT infrastructure and services, baseline controls that help safeguard the security of our operating environment, and reporting and escalation protocols. Our IT security training program is designed to help our employees recognize and report suspicious activity. The program includes annual cybersecurity training for employees and executive leadership, phishing simulations, and other security exercises for employees. Cybersecurity awareness and education is further emphasized through a company-wide education campaign during National Cybersecurity Awareness Month.

Table Archrock, Contents

Independent Third-Party Assessment

To complement our existing enterprise risk management program, in 2022, we engaged a third party to assist in the   development and implementation of a business continuity plan that includes our planned response procedures in the event of a critical system outage or operational disruption. We maintain cybersecurity procedures covering crisis management, emergency response and incident communication. During 2023, we engaged an independent third-party specialist to assist in deployment of foundational systems to help position Archrock for future advancement in cybersecurity tooling, including the implementation of multi-factor authentication to enhance user access security and application protection. In addition, our IT team monitors ratings applied to our security environment by outside firms and responds accordingly.

Third-Party Risk Oversight

We utilize a third-party risk management solution to monitor key vendors. Prior to engagement, we conduct initial risk assessments of our vendors based on security questionnaire responses and open-source intelligence gathering. After engagement, our third-party management solution provides a repeatable measure of security performance based on external security indicators, including monitoring changes to vendor cybersecurity risk scores and identification of new cybersecurity risks. Key vendor cybersecurity risk scores are included in our cybersecurity risk report provided to executive leadership on a quarterly basis. These visibility, insights, and processes help us to manage vendor risks.

Governance

Our Board of Directors has an active role, as a whole and through its subcommittees, in oversight of our risks and is assisted by management in the exercise of these responsibilities. Our Board of Directors delegates oversight to specific subcommittees and is informed quarterly through committee reports. It is our practice that all board members are invited to committee meetings, and they typically attend these meetings. The Audit Committee of our Board of Directors is responsible for overseeing our cybersecurity risk management program. Various Audit Committee members have first-hand or supervisory experience over cybersecurity, and our Audit Committee chair is certified in the National Association of Corporate Directors Cyber Risk Oversight Program.

Our IT senior management team, including our Vice President of IT, is responsible for assessing and managing our material risks from cybersecurity threats and has primary responsibility for our overall cybersecurity risk management program, including supervising both our internal cybersecurity personnel and external cybersecurity consultants. Our Vice President of IT has over 29 years of experience managing enterprise applications, a majority of this time in a global environment adhering to General Data Protection Regulation compliance and other regulations. Additional experience includes managing large scale technology transformations involving applications, infrastructure and security. Our IT senior management has more than a decade of experience in cybersecurity risk management, including CISSP certification.

Our IT management team utilizes various processes and technologies to identify, protect, detect, respond, and recover from cybersecurity events and incidents. Cybersecurity events and incidents can be reported to our Vice President of IT in several ways, including through our external managed detection and response provider, system alerts, or employees reporting suspicious activity. The Vice President of IT reports to our executive leadership team, who provides cybersecurity risk assessment and response updates to the Audit Committee on a regular basis, or as often as deemed necessary.

Table Archrock, Contents

Item 2. Properties

The following table describes the material facilities that we owned or leased at December 31, 2023:

Location	Status	Square Feet	Use by Segment
Houston, Texas	Leased	75,000	Corporate office — Contract Operations and Aftermarket Services
Greeley, Colorado	Leased	10,000	Contract Operations and Aftermarket Services
Houma, Louisiana	Owned	60,000	Contract Operations and Aftermarket Services
Carlsbad, New Mexico	Leased	11,200	Contract Operations and Aftermarket Services
Yukon, Oklahoma	Owned	85,000	Contract Operations and Aftermarket Services
West Alexander, Pennsylvania	Leased	15,000	Contract Operations and Aftermarket Services
Asherton, Texas	Leased	9,000	Contract Operations and Aftermarket Services
Kenedy, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Midland, Texas	Owned	51,000	Contract Operations and Aftermarket Services
Pecos, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	23,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	66,000	Contract Operations and Aftermarket Services

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

See note 16 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding litigation, claims and other legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.” On February 14, 2024, the closing price of our common stock was $16.26 per share.

Table Archrock, Contents

Comparison of Five Year Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock compared with the S&P 500, AMNAX and AMZ indices over the five–year period beginning on December 31, 2018. The results are based on an investment of $100 in each of our common stock, the S&P 500, the AMNAX and the AMZ. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 2023 Form 10–K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Holders

As of February 14, 2024, there were approximately 1,550 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Dividends

On January 25, 2024, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock, or approximately $25.9 million, which was paid on February 13, 2024 to stockholders of record at the close of business on February 6, 2024. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors. We cannot provide assurance that we will declare or pay dividends in any particular amount or at all in the future.

Securities Authorized for Issuance under Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2023 Form 10–K.

Table Archrock, Contents

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended December 31, 2023:

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
(dollars in thousands, except per share amounts)	Purchased (1)	Share(2)	or Programs	or Programs
October 1, 2023 — October 31, 2023	79,112	$12.26	79,112	$42,535
November 1, 2023 — November 30, 2023	3,444	13.18	—	42,535
December 1, 2023 — December 31, 2023	95,000	14.68	95,000	41,140
Total	177,556	$13.57	174,112
(1) Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the 2023 Share Repurchase Program during the period. See Note 17 (“Stockholders’ Equity”) for further details on the 2023 Share Repurchase Program.
(2) Average price paid per share includes costs associated with the repurchase, as applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2023 Form 10–K. The following discussion includes forward–looking statements that involve certain risks and uncertainties. See “Forward–Looking Statements” and Part I, Item 1A. “Risk Factors” in this 2023 Form 10–K.

This section primarily discusses 2023 and 2022 items and comparisons between these years. For a discussion of changes from 2021 to 2022 and other financial information related to 2021, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10–K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.

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

Table Archrock, Contents

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

Significant 2023 Transactions

In November 2023, we agreed to serve as the lead investor in a series A financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. See Note 12 (“Investments in Unconsolidated Affiliates”) to our Financial Statements for additional information about this investment.

Trends and Outlook

The key driver of our business is the production of U.S. oil and natural gas. Approximately 75% of our operating fleet is deployed for midstream natural gas gathering applications, with the remaining fleet being used in gas lift applications to enhance oil production.  As our business is so closely aligned with production and is typically less directly impacted by commodity prices, we are not exposed to the volatility often faced in shorter–cycle oil field service businesses.

Domestic natural gas production generally occurs in either basins where natural gas is produced alongside oil, also known as “associated” gas, such as the Permian and Delaware Basins, the Eagle Ford and the Mid–Continent or in natural gas basins, such as the Marcellus, Utica and Haynesville Shales. Significant investment in domestic exploration and production and midstream infrastructure across the energy industry has been made over much of the past decade, particularly in the low–cost basins characterized by oil and associated natural gas production. The development of these basins producing both commodities has created additional incremental demand for natural gas compression over the recent past as it is a critical method to transport associated gas volumes or enhance oil production through gas lift.

Current Trends

According to the EIA Outlook, average U.S. oil and dry natural gas and production were as follows:

	Year Ended December 31,
	2023	2022	2021
Average dry natural gas production (Bcf/d)	103.8	98.0	93.6
Average oil production (MMb/d)	12.9	11.9	11.2

During 2023, U.S. natural gas and oil production grew to record levels, resulting in strong demand for our compression services and we increased our investment in new fleet units. Our contract operations revenue and total operating horsepower increased 19% and 5%, respectively in 2023. Similar increases in demand in 2023 were seen in our aftermarket services business, where we experienced an increase of 8% in aftermarket services revenue.

Table Archrock, Contents

Outlook

The EIA Outlook forecasts the following year–over–year changes:

	Year Ended December 31,
	2024	2025
U.S. dry natural gas production	1%	2%
U.S. oil production	1%	3%
U.S. natural gas domestic consumption	2%	(1)%
Liquefied natural gas exports	2%	19%

The EIA Outlook expects natural gas production to continue to increase to all-time highs in 2024 and 2025. Natural gas consumption is also expected to increase, reflecting consistent usage of natural gas in the electric power generation and residential sectors, as well as increased LNG exports and exports of natural gas via pipeline to Mexico.

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

Capital Requirements and the Availability of External Sources of Capital. We have funded a significant portion of our capital expenditures and acquisitions through borrowings under our Credit Facility and have issued a substantial amount of debt, which could limit our ability to fund future planned capital expenditures. Current conditions could limit our ability to access the debt and equity markets to raise capital on affordable terms in 2024 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

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

Table Archrock, Contents

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

Operating Highlights

	Year Ended December 31,
(horsepower in thousands)	2023	2022	2021
Total available horsepower (at period end)(1)	3,759	3,726	3,878
Total operating horsepower (at period end)(2)	3,607	3,448	3,247
Average operating horsepower	3,554	3,328	3,282
Horsepower utilization:
Spot (at period end)	96%	93%	84%
Average	95%	87%	82%
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

Table Archrock, Contents

The reconciliation of net income to gross margin is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$104,998	$44,296	$28,217
Selling, general and administrative	116,639	117,184	107,167
Depreciation and amortization	166,241	164,259	178,946
Long-lived and other asset impairment	12,041	21,442	21,397
Restructuring charges	1,775	—	2,903
Interest expense	111,488	101,259	108,135
Gain on sale of assets, net	(10,199)	(40,494)	(30,258)
Other expense (income), net	1,086	1,845	(4,707)
Provision for income taxes	37,249	16,293	10,744
Gross margin	$541,318	$426,084	$422,544

RESULTS OF OPERATIONS

Summary of Results

Revenue was $990.3 million and $845.6 million during the years ended December 31, 2023 and 2022, respectively. The increase in revenue was due to increased revenue from both our contract operations business and aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $105.0 million and $44.3 million during the years ended December 31, 2023 and 2022, respectively. The increase was primarily driven by a higher gross margin from both our contract operations business and aftermarket services business and decreases in long-lived asset impairment expense and SG&A. These changes were partially offset by a decrease in the gain on sale of assets and the unrealized change in fair value of our investment in an unconsolidated affiliate and increases in our provision for income taxes, interest expense, depreciation and amortization and restructuring charges.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Contract Operations

	Year Ended December 31,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$809,439	$677,801	19%
Cost of sales (excluding depreciation and amortization)	306,748	278,898	10%
Gross margin	$502,691	$398,903	26%
Gross margin percentage (1)	62%	59%	3%
(1) Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to higher rates for contract compression in response to market conditions and an increase in average operating horsepower, partially offset by the impact of strategic dispositions of horsepower in 2022.

Table Archrock, Contents

The increase in cost of sales was primarily due to a $10.8 million increase in parts expense as a result of an increase in maintenance activities and a $1.9 million increase in lube oil expenses which were both driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. The increase in cost of sales was also due to an increase of $8.1 million in total employee compensation expense. Further, cost of sales for the year ended December 31, 2023 includes an increase of $9.1 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Prior to 2023, contract operations sales tax amounts were recognized in SG&A. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2022.

Gross margin percentage increased primarily due to an increase in revenue which exceeded the increase in cost of sales.

Aftermarket Services

	Year Ended December 31,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Revenue	$180,898	$167,767	8%
Cost of sales (excluding depreciation and amortization)	142,271	140,586	1%
Gross margin	$38,627	$27,181	42%
Gross margin percentage	21%	16%	5%

Revenue in our aftermarket services business increased primarily due to higher service activities and parts sales from the continuation of the market recovery which began in the prior year and continues to drive an increase in customer demand.

Gross margin increased in our aftermarket services business as a result of increased revenues which exceeded the increase in cost of sales due to differences in the scope, timing and type of activities performed. The increase in cost of sales resulted from an increase in cost of service activities of $5.0 million attributable to increased labor and parts costs, which was partially offset by a reduction in the use of parts and labor from third party providers, which resulted in savings of $3.2 million.

Costs and Expenses

	Year Ended December 31,
(in thousands)	2023	2022
Selling, general and administrative	$116,639	$117,184
Depreciation and amortization	166,241	164,259
Long-lived and other asset impairment	12,041	21,442
Restructuring charges	1,775	—
Interest expense	111,488	101,259
Gain on sale of assets, net	(10,199)	(40,494)
Other expense (income), net	1,086	1,845

Selling, general and administrative. The decrease in SG&A was primarily due to a decrease of $8.0 million for sales tax as a result of a change in tax compliance for sales tax associated with contract operations cost of sales. Beginning in 2023, contract operations sales tax amounts are recognized in contract operations cost of sales. Further, SG&A for the year ended December 31, 2023 includes a $2.2 million decrease in professional expense and a $1.3 million decrease in accrued expenses, partially offset by a $5.4 million increase in long-term performance-based incentive compensation expense, a $4.0 million increase in short-term incentive expense and a $1.6 million increase in software and maintenance expense.

Depreciation and amortization. The increase in depreciation and amortization expense was primarily due to an increase in depreciation expense associated with fixed asset additions and accelerated depreciation associated with certain assets. These increases were partially offset by a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived asset impairments.

Table Archrock, Contents

Long–lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the years ended December 31, 2023 and 2022, we recognized $12.0 million and $21.4 million, respectively, of impairment charges to write down these compressors to their fair value. The decrease in impairment charges on compressors is due to an increase in customer demand and as a result, higher utilization of our equipment. See Note 21 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Idle compressors retired from the active fleet	105	145
Horsepower of idle compressors retired from the active fleet	53,000	100,000
Impairment recorded on idle compressors retired from the active fleet	$12,034	$21,431

Restructuring charges. Restructuring charges of $1.8 million during the year ended December 31, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 22 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The increase in interest expense was due to an increase in interest rates, a higher average outstanding balance of long–term debt and the write-off of $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement, partially offset by an increase in capitalized interest.

Gain on sale of assets, net. The decrease in gain on sale of assets was primarily due to gains of $7.6 million on compression asset sales during the year ended December 31, 2023 compared to gains of $38.5 million on compression asset sales during the year ended December 31, 2022.

The net gain on the sales of assets during 2022 was primarily the result of $28.1 million of gains recognized on sales of certain contract operations customer service agreements and approximately 770 compressors and $12.4 million of gains recognized on other compression asset sales and transportation and shop asset sales during the period.

Other expense (income), net. The decrease in other expense (income), net was primarily due to a $0.9 million decrease in the unrealized change in the fair value of our investment in an unconsolidated affiliate during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the year ended December 31, 2023, compared to the year ended December 31, 2022.

	Year Ended December 31,		Increase
(dollars in thousands)	2023	2022	(Decrease)
Provision for income taxes	$37,249	$16,293	129%
Effective tax rate	26%	27%	(1)%

Table Archrock, Contents

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

Growth capital expenditures were $190.3 million and $146.3 million during the years ended December 31, 2023 and 2022, respectively. The increase in growth capital expenditures from 2022 to 2023 was the result of increased investment in new compression equipment as a result of higher customer demand.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, compressor and cooler, which return the components to a like–new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $92.2 million and $84.2 million during the years ended years ended December 31, 2023 and 2022, respectively. The increase in maintenance capital expenditures from 2022 to 2023 was the result of an increase in scheduled maintenance activities due to maintenance cycle requirements as well as additional make–ready investment as we return idle equipment to work to meet customer demand.

Table Archrock, Contents

Projected Capital Expenditures. While market activity continues to be strong, we currently anticipate reducing capital expenditures in 2024 compared to 2023 to support free cash flow generation after dividends, and plan to spend approximately $275.0 million to $290.0 million in capital expenditures during the year ended December 31, 2024, primarily consisting of approximately $175.0 million to $180.0 million for growth capital expenditures and approximately $80.0 million to $85.0 million for maintenance capital expenditures.

Dividends

On January 25, 2024, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock, or approximately $25.9 million, which was paid on February 13, 2024 to stockholders of record at the close of business on February 6, 2024. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On April 27, 2023, our Board of Directors authorized the 2023 Share Repurchase Program which allows us to repurchase up to $50.0 million of outstanding common stock.  Under the 2023 Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time until April 27, 2024. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

The following table summarizes shares repurchased under the 2023 Share Repurchase Program during the year ended December 31, 2023:

Year Ended
(dollars in thousands, except per share amounts)	December 31, 2023
Total cost of shares repurchased	$8,860
Average price per share	$11.81
Total number of shares repurchased	750,374

Contractual Obligations

Our material contractual obligations as of December 31, 2023 consisted of the following:

• Long–term debt of $1.6 billion, all of which is due in 2027 and 2028;
• Estimated interest on our long–term debt of $428.8 million, consisting of annual payments of approximately $108.3 million in 2024 through 2026, approximately $82.5 million in 2027, and approximately $21.4 million in 2028;
• Purchase commitments of $192.7 million, of which $151.6 million is due in 2024, that primarily consist of commitments to purchase fleet assets and information technology–related costs; and
• Operating lease payments of $18.0 million that are spread relatively evenly in 2024 through 2032.

In addition, we had $19.5 million of unrecognized tax benefits (including discontinued operations) recorded as liabilities related to uncertain tax positions at December 31, 2023, which are uncertain as to if or when such amounts may be settled. We had a liability of $2.5 million recorded for potential penalties and interest (including discontinued operations) related to these unrecognized tax benefits at December 31, 2023, which we are uncertain as to if or when such amounts may be settled.

Table Archrock, Contents

Sources of Cash

Revolving Credit Facility

During the years ended December 31, 2023 and 2022, our Credit Facility had an average daily balance of $298.8 million and $235.4 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 7.7% and 6.9% at December 31, 2023 and 2022, respectively. As of December 31, 2023, there were $4.5 million of letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%. We amended and restated our Credit Facility on May 16, 2023; see Note 15 (“Long-Term Debt”) to our Financial Statements for details on the Amended and Restated Credit Agreement.

Credit Facility Terms. Our Credit Facility matures on May 16, 2028 (or December 2, 2026 or December 3, 2027, as applicable, if any portion of our 2027 Senior Notes and 2028 Senior Notes, respectively, remain outstanding at such date) and has an aggregate revolving commitment of $750.0 million. Portions of the Credit Facility, up to $75.0 million, are available for the issuance of swing line loans and $50.0 million is available for the issuance of letters of credit. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors.

Covenants. Our Credit Facility agreement requires that we meet certain financial ratios (see Note 15 (“Long-Term Debt”) and contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. As of December 31, 2023, we were in compliance with all covenants under our Credit Facility agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of December 31, 2023.

Senior Notes

As of both December 31, 2023 and 2022, we had a principal balance of $1.3 billion of outstanding senior notes that consisted of the following:

• $800.0 million of 6.25% senior notes due in April 2028 and
• $500.0 million of 6.875% senior notes due in April 2027.

See Note 15 (Long-term Debt”) to our Financial Statements for further details of these notes.

At–the–Market Continuous Equity Offering Program

Under our ATM Agreement, we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. The agreement terminates upon the earlier of (i) the sale of all shares of common stock subject to the agreement or (ii) the termination of the agreement by us or by each of the sales agents. Any sales agent may also terminate the agreement but only with respect to itself. We used the net proceeds of these offerings for general corporate purposes. During the year ended December 2022, we sold 447,020 shares of common stock, respectively, for net proceeds of $4.2 million, pursuant to the ATM Agreement. There were no shares of common stock sold during the year ended December 31, 2023.

Other Sources of Cash

Business Dispositions and Other Asset Sales. We received proceeds of $72.2 million and $120.3 million from business dispositions and other asset sales during the years ended December 31, 2023 and 2022, respectively. We typically use the proceeds from these sales to repay borrowings outstanding under our Credit Facility, however, we are not able to estimate the timing of asset sales nor the amount of proceeds to be received and as such, we do not rely on asset sale proceeds as a future source of capital.

Table Archrock, Contents

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$310,187	$203,450
Investing activities	(232,491)	(130,916)
Financing activities	(77,924)	(72,537)
Net decrease in cash and cash equivalents	$(228)	$(3)

Operating Activities.

The increase in net cash provided by operating activities was primarily due to increased cash inflows of $115.2 million from gross margin and changes of $15.4 million in deferred revenue, partially offset by changes of $24.3 million in contract costs, $12.2 million in accounts payable and other liabilities and decreased cash inflows of $9.1 million from accounts receivable.

Investing Activities.

The increase in net cash used in investing activities was primarily due to a $58.8 million increase in capital expenditures and a $99.6 million decrease in proceeds from the sale of business, partially offset by a $51.6 million increase in proceeds from sales of property, plant and equipment and a $7.4 million decrease in investments in non-consolidated affiliates.

Financing Activities.

The increase in net cash used in financing activities was primarily due to $8.9 million of common stock purchased under the 2023 Share Repurchase Program, a $6.0 million payment for debt issuance costs related to the Amended and Restated Credit Agreement, a $5.5 million increase in dividends paid to stockholders and a $4.2 million decrease in proceeds from the sale of shares under the ATM Agreement, partially offset by a $19.0 million increase in net borrowings of long-term debt.

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

Depreciation

Property, plant and equipment, net, at December 31, 2023 was $2.3 billion and depreciation expense was $159.3 million for the year ended December 31, 2023. Property, plant and equipment are carried at cost and depreciated using the straight–line basis over the estimated useful life of the asset.

Table Archrock, Contents

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

Impairment of Assets

During the year ended December 31, 2023, we recorded long–lived and other asset impairments of $12.0 million.

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

Compression Fleet. The fair value of a compressor is estimated on the expected net sale proceeds compared to fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use. See Note 21 (“Long-Lived and Other Asset Impairment”) and Note 26 (“Fair Value Measurements”) to our Financial Statements for further details of our fleet asset impairments.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We operate in the U.S. and have investments in unconsolidated affiliates that operate in the U.S. and international locations. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the financial statements and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax–planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for results of discontinued operations and changes in accounting policies and incorporate assumptions, including the amount of future U.S. federal, state, and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax–planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative income (loss) before income taxes.

Table Archrock, Contents

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

The accounting standards for income taxes provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the liabilities. Such differences are reflected as increases or decreases to income tax expense in the period in which the new information becomes available.

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

A 1% increase in the effective interest rate on the outstanding balance under our Credit Facility at December 31, 2023 would have resulted in an annual increase in our interest expense of $2.9 million.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV, Item 15 of this 2023 Form 10–K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2023 Form 10–K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Table Archrock, Contents

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a–15(c) and 15d–15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of internal control over financial reporting as of December 31, 2023 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this 2023 Form 10–K.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 21, 2024

Table Archrock, Contents

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Part III Item 10 of this 2023 Form 10-K is incorporated by reference to the sections entitled “Election of Directors,” “Governance” and “Stock Ownership” in the definitive proxy statement related to our 2024 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2023 fiscal year.

Item 11. Executive Compensation

The information required by Part III Item 11 of this 2023 Form 10-K is incorporated by reference to the sections entitled “Governance” and “Compensation Discussion and Analysis” in the definitive proxy statement related to our 2024 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2023 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the information required in Part III Item 12 of this 2023 Form 10-K are incorporated by reference to the section entitled “Stock Ownership” in the definitive proxy statement related to our 2024 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2023 fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2023, with respect to our compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	Number of Securities
	to be Issued Upon		Weighted Average		Number of Securities
	Exercise of		Exercise Price of		Remaining Available for
	Outstanding Options,		Outstanding Options,		Future Issuance Under
	Warrants and Rights		Warrants and Rights		Equity Compensation Plans
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	548,262	(2)	$—	(3)	4,841,098
Equity compensation plans not approved by security holders (4)	—		—		37,771
Total	548,262		—		4,878,869
(1)	Comprised of the 2013 Plan, the 2020 Plan and the ESPP.
(2)	Comprised of unvested performance–based restricted stock units payable in common stock upon vesting at target performance.
(3)	Performance–based restricted stock units do not have an exercise price.
(4)	Comprised of our DSDP. See Note 19 (“Stock-Based Compensation”) to our Financial Statements for further details of our DSDP.

Table Archrock, Contents

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Part III Item 13 of this 2023 Form 10-K is incorporated by reference to the section entitled “Governance” in the definitive proxy statement related to our 2024 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2023 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Part III Item 14 of this 2023 Form 10-K is incorporated by reference to the section entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the definitive proxy statement related to our 2024 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2023 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents filed as a part of this 2023 Form 10–K
1.	Financial Statements. The following financial statements are filed as a part of this 2023 Form 10-K.

2.Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8 “Financial Statements and Supplementary Data.”

3.Exhibits

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

Table Archrock, Contents

Exhibit No.	Description
2.4

Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8–K filed on January 16, 2018

3.1	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015
3.2	Fourth Amended and Restated Bylaws of Archrock, Inc. (incorporated by reference to Exhibit 3.1 of Archrock Inc.’s Current Report on Form 8–K filed on July 28, 2023)
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

4.3	Description of Common Stock
10.1†	Exterran (now Archrock, Inc.) Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2007
10.2†	Summary of Donna A. Henderson Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015
10.3†	Summary of Jason Ingersoll Compensation Arrangement, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015
10.4†	Form of Compensation Letter applicable to Mr. Childers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on August 4, 2016.
10.5†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.6†	Exterran Holdings, Inc. (now Archrock, Inc.) Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8–K filed on August 23, 2007
10.7†

First Amendment to Exterran Holdings, Inc. (now Archrock, Inc.) Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2008

10.8†

Second Amendment to Exterran Holdings, Inc. (now Archrock, Inc.) Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

10.9†	Form of Employment Letter applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.10†	Form of Severance Benefit Agreement applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.11†	Form of Change of Control Agreement applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.12†	Archrock, Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 16, 2017

Table Archrock, Contents

Exhibit No.	Description
10.13†	Form of Amendment to Severance Benefit Agreement incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2017
10.14†	Form of Second Amendment to Severance Benefit Agreement, incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2017
10.15

Pledge and Security Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC and the other Grantors party thereto in favor or JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to Archrock Partners, L.P.’s Current Report on Form 8–K filed on April 5, 2017.

10.16

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

10.17

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

10.18†	Form of Employment Letter applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on July 12, 2018
10.19†	Form of Change of Control Agreement applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8–K filed on July 12, 2018
10.20†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock, incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10–K filed on February 20, 2019
10.21†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash–Settled), incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10–K filed on February 20, 2019

10.22†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock–Settled), incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10–K filed on February 20, 2019

10.23

Purchase Agreement, dated as of March 7, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on March 8, 2019

10.24

Omnibus Joinder Agreement, dated as of March 21, 2019, by and among Archrock GP LLC, Archrock Partners Corp., Archrock General Partner, L.P. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on March 21, 2019

10.25

Purchase Agreement, dated as of December 16, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on December 17, 2019

Table Archrock, Contents

Exhibit No.	Description
10.26†

Form of Compensation Letter applicable to Messrs. Childers, Aron, Ingersoll and Thode and Mme. Hildebrandt, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on April 30, 2020

10.27

Purchase Agreement, dated as of December 14, 2020, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on December 15, 2020

10.28†	Archrock Deferred Compensation Plan, dated as of October 28, 2021, incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on February 22, 2023
10.29†	Archrock, Inc. 2020 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2020
10.30†	Form of Letter Agreement, incorporated by reference to Exhibit 10.99 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022
10.31†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock, incorporated by reference to Exhibit 10.100 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022
10.32†

Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non–Employee Directors, incorporated by reference to Exhibit 10.101 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.33†

Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units for Non–Employee Directors, incorporated by reference to Exhibit 10.102 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.34†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash–Settled) , incorporated by reference to Exhibit 10.103 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.35†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock–Settled) , incorporated by reference to Exhibit 10.104 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.36†

Form of Compensation Letter (incorporated by reference and filed as Exhibit 10.1 to Form 8–K filed on April 30, 2020), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on June 21, 2021

10.37

Amended and Restated Credit Agreement, dated as of May 16, 2023, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 2023

10.38

Retention Incentive Agreement, dated January 25, 2024, by and between Archrock, Inc. and D. Bradley Childers, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 26, 2024

10.39

Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc. (formerly named Exterran Holdings, Inc.), Archrock Services, L.P. (formerly named Exterran US Services OpCo, L.P.), Archrock GP LLC (formerly named Exterran GP, LLC), Archrock General Partner, L.P. (formerly named Exterran General Partner, L.P.), Archrock Partners, L. P. (formerly named Exterran Partners, L.P.) and Archrock Partners Operating LLC, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10–K filed on February 29, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

Table Archrock, Contents

Exhibit No.	Description
10.40

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

10.41

Tax Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

21.1*	List of Subsidiaries of Archrock, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
97.1*	Archrock’s Compensation Recovery Policy, dated effective October 2, 2023
101.1*	Interactive data files pursuant to Rule 405 of Regulation S–T
104.1*	Cover page interactive data files pursuant to Rule 406 of Regulation S–T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

Table Archrock, Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Archrock, Inc.

/s/ D. Bradley Childers
D. Bradley Childers
President and Chief Executive Officer

February 21, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Long–Lived Asset Impairment – Refer to Note 21 to the financial statements.

Critical Audit Matter Description

Management’s evaluation of whether to retire certain compressor units from its active fleet takes into consideration the future deployment of compression assets that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Once a compressor unit is retired from the active fleet, it is tested for impairment. During the year ended December 31, 2023, the Company retired 105 units from the active fleet resulting in an impairment charge of $12 million. The determination of impairment requires management to make significant estimates and assumptions related to the timing of the identification of compressor units for removal. Changes in these assumptions could have a significant impact on the amount of impairment charged.

We identified long-lived asset impairment as a critical audit matter due to the materiality of the property, plant and equipment balance, high degree of auditor judgment in auditing the decisions on when compressor units are retired from the active fleet, and an increased extent of effort, including the need to involve fair value specialists when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of whether to retire compressor units from the active fleet included the following, among others:

•	We evaluated the reasonableness of management’s identification of the compressor units for removal from the active fleet, including assessments of units that are not of the type, configuration, condition, make, or model that are cost efficient to maintain or operate, by performing the following procedures:
–	Held discussions with management to determine the nature and cause of the unit being retired from the active fleet when compared to other idle assets residing in similar location or of the same model type.
–	Comparing the rationale for compression units identified with historical rationales made for compression units of a similar type, configuration, make, or model.
–	For a sample of compressor units retired from the active fleet, determined whether units were (1) properly segregated from the active fleet, (2) identified appropriately in the system, and (3) no longer operating and generating revenue.
–	For a sample of compressor units not retired, made inquiries of management and others within the Company with knowledge of the type, configuration, condition, make, or model and operating costs of the specific compressor units to identify if any units not retired exhibit characteristics indicating that they should be retired.
–	Read available peer company data and other external sources for information supporting or contradicting management’s conclusions.
•	With the assistance of our fair value specialists, we evaluated the fair market values assigned by management on impaired units.

Our audit procedures also included testing the effectiveness of internal controls over the long-lived asset impairment process, including those over the identification of units to be retired from the active fleet and assessed for impairment.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 21, 2024

We have served as the Company’s auditor since 2007

Archrock, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

x

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,338	$1,566
Accounts receivable, net of allowance of $587 and $1,674, respectively	124,069	137,544
Inventory	81,761	84,622
Other current assets	5,989	8,228
Total current assets	213,157	231,960
Property, plant and equipment, net	2,301,982	2,199,253
Operating lease right-of-use assets	14,097	16,706
Intangible assets, net	30,182	37,077
Contract costs, net	37,739	34,736
Deferred tax assets	3,192	33,353
Other assets	47,733	37,079
Non-current assets of discontinued operations	7,868	8,586
Total assets	$2,655,950	$2,598,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$61,026	$64,324
Accrued liabilities	85,381	76,915
Deferred revenue	5,736	7,332
Total current liabilities	152,143	148,571
Long-term debt	1,584,869	1,548,334
Operating lease liabilities	12,271	14,861
Deferred tax liabilities	4,921	854
Other liabilities	22,857	17,569
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	1,784,929	1,738,057

Commitments and contingencies (Note 16)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 164,984,401 and 163,439,013 shares issued, respectively	1,650	1,634
Additional paid-in capital	3,470,576	3,456,777
Accumulated deficit	(2,499,931)	(2,509,133)
Treasury stock: 9,020,454 and 7,810,548 common shares, at cost, respectively	(101,274)	(88,585)
Total equity	871,021	860,693
Total liabilities and equity	$2,655,950	$2,598,750

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Contract operations	$809,439	$677,801	$648,311
Aftermarket services	180,898	167,767	133,150
Total revenue	990,337	845,568	781,461
Cost of sales (excluding depreciation and amortization):
Contract operations	306,748	278,898	244,486
Aftermarket services	142,271	140,586	114,431
Total cost of sales (excluding depreciation and amortization)	449,019	419,484	358,917
Selling, general and administrative	116,639	117,184	107,167
Depreciation and amortization	166,241	164,259	178,946
Long-lived and other asset impairment	12,041	21,442	21,397
Restructuring charges	1,775	—	2,903
Interest expense	111,488	101,259	108,135
Gain on sale of assets, net	(10,199)	(40,494)	(30,258)
Other expense (income), net	1,086	1,845	(4,707)
Income before income taxes	142,247	60,589	38,961
Provision for income taxes	37,249	16,293	10,744
Net income	$104,998	$44,296	$28,217

Basic and diluted earnings per common share	$0.67	$0.28	$0.18

Weighted average common shares outstanding:
Basic	154,126	153,281	151,684
Diluted	154,344	153,410	151,830

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$104,998	$44,296	$28,217
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	—	574	3,159
Amortization of dedesignated interest rate swap	—	410	863
Total other comprehensive income, net of tax	—	984	4,022
Comprehensive income	$104,998	$45,280	$32,239

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Amount	Shares	Capital	Deficit	Income (Loss)	Amount	Shares	Total
Balance at December 31, 2020	$1,600	160,014,960	$3,424,624	$(2,401,988)	$(5,006)	$(83,673)	(7,052,769)	$935,557
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(2,465)	(283,972)	(2,465)
Cash dividends ($0.58 per common share)	—	—	—	(89,343)	—	—	—	(89,343)
Shares issued in ESPP	1	89,988	712	—	—	—	—	713
Stock-based compensation, net of forfeitures	10	1,020,756	11,326	—	—	—	(80,660)	11,336
Net proceeds from issuance of common stock	4	357,148	3,397	—	—	—	—	3,401
Comprehensive income								—
Net income	—	—	—	28,217	—	—	—	28,217
Other comprehensive income	—	—	—	—	4,022	—	—	4,022
Balance at December 31, 2021	$1,615	161,482,852	$3,440,059	$(2,463,114)	$(984)	$(86,138)	(7,417,401)	$891,438
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(2,447)	(283,024)	(2,447)
Cash dividends ($0.58 per common share)	—		—	(90,315)	—	—	—	(90,315)
Shares issued under ESPP	1	92,469	632	—	—	—	—	633
Stock-based compensation, net of forfeitures	14	1,416,672	11,914	—	—	—	(110,123)	11,928
Net proceeds from issuance of common stock	4	447,020	4,172	—	—	—	—	4,176
Comprehensive income								—
Net income	—	—	—	44,296	—	—	—	44,296
Other comprehensive income	—	—	—		984	—	—	984
Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$—	$(88,585)	(7,810,548)	$860,693
Shares repurchased	—	—	—	—	—	(8,860)	(750,374)	(8,860)
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(3,829)	(388,128)	(3,829)
Cash dividends ($0.61 per common share)	—		—	(95,796)	—	—	—	(95,796)
Shares issued under ESPP	1	82,359	816	—	—	—	—	817
Stock-based compensation, net of forfeitures	15	1,463,029	12,983	—	—	—	(71,404)	12,998
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	—
Comprehensive income								—
Net income	—	—	—	104,998	—	—	—	104,998
Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$—	$(101,274)	(9,020,454)	$871,021

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$104,998	$44,296	$28,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,241	164,259	178,946
Long-lived and other asset impairment	12,041	21,442	21,397
Non-cash restructuring charges	221	—	—
Unrealized change in fair value of investment in unconsolidated affiliate	973	1,864	—
Inventory write-downs	545	1,640	997
Amortization of operating lease right-of-use assets	3,319	3,206	3,880
Amortization of deferred financing costs	5,729	5,152	10,127
Amortization of debt premium	(2,006)	(2,006)	(2,006)
Amortization of capitalized implementation costs	2,624	1,984	—
Amortization of dedesignated interest rate swap	—	410	863
Interest rate swaps	—	631	3,539
Stock-based compensation expense	12,998	11,928	11,336
Provision for (benefit from) credit losses	224	206	(90)
Gain on sale of assets, net	(10,199)	(12,396)	(11,313)
Gain on sale of business	—	(28,098)	(18,945)
Deferred income tax provision	35,658	15,229	10,379
Amortization of contract costs	21,289	19,162	19,990
Deferred revenue recognized in earnings	(16,464)	(20,956)	(10,382)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,123)	(19,971)	4,445
Inventory	4,189	(10,520)	(12,989)
Other assets	(1,895)	(2,653)	635
Contract costs	(24,292)	(29,575)	(16,991)
Accounts payable and other liabilities	(12,166)	13,529	5,269
Deferred revenue	15,386	24,642	10,217
Other	(103)	45	(121)
Net cash provided by operating activities	310,187	203,450	237,400

Cash flows from investing activities:
Capital expenditures	(298,632)	(239,867)	(97,885)
Proceeds from sale of business	—	99,611	83,345
Proceeds from sale of property, equipment and other assets	72,206	20,654	29,562
Proceeds from insurance and other settlements	1,222	3,353	1,085
Investments in unconsolidated entities	(7,287)	(14,667)	—
Net cash provided by (used in) investing activities	(232,491)	(130,916)	16,107

Cash flows from financing activities:
Borrowings of long-term debt	802,825	826,733	704,751
Repayments of long-term debt	(767,050)	(809,983)	(863,251)
Payments of debt issuance costs	(6,031)	—	(2,451)
Payments for settlement of interest rate swaps that include financing elements	—	(1,334)	(4,390)
Dividends paid to stockholders	(95,796)	(90,315)	(89,343)
Net proceeds from issuance of common stock	—	4,176	3,401
Repurchases of common stock	(8,860)	—	—
Taxes paid related to net share settlement of equity awards	(3,829)	(2,447)	(2,465)
Proceeds from stock issued under ESPP	817	633	713
Net cash used in financing activities	(77,924)	(72,537)	(253,035)
Net increase (decrease) in cash and cash equivalents	(228)	(3)	472
Cash and cash equivalents, beginning of period	1,566	1,569	1,097
Cash and cash equivalents, end of period	$1,338	$1,566	$1,569

Archrock, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$107,765	$98,406	$100,002
Income taxes paid, net	(1,311)	(407)	(247)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued capital expenditures	$25,689	$9,899	$7,641

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

Except as otherwise noted, any capitalized term used but not defined in our Financial Statements shall have the same meaning provided in our 2023 Form 10-K.

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

We recognize an allowance for credit losses when a receivable is recorded, even when the risk of loss is remote. We utilize an aging schedule to determine our allowance for credit losses, and measure expected credit losses on a collective (pool) basis when similar risk characteristics exist. We rely primarily on ratings assigned by external rating agencies and credit monitoring services to assess credit risk and aggregate customers first by low, medium or high-risk asset pools, and then by delinquency status. We also consider the internal risk associated with geographic location and the services we provide to the customer when determining asset pools. If a customer does not share similar risk characteristics with other customers, we evaluate the customer’s outstanding trade receivables for expected credit losses on an individual basis. Each reporting period, we reassess our customers’ risk profiles and determine the appropriate asset pool classification, or perform individual assessments of expected credit losses, based on the customers’ risk characteristics at the reporting date.

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

Billable Maintenance Service. We perform billable maintenance service on our natural gas compression equipment at the customer’s request on an as–needed basis. The performance obligation is satisfied, and revenue is recognized at the agreed–upon transaction price at the point in time when service is complete and the customer has accepted the work performed and can obtain the remaining benefits of the service that the unit will provide.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Aftermarket Services

OTC Parts and Components Sales. For sales of OTC parts and components, the performance obligation is generally satisfied at the point in time when delivery takes place, and the customer obtains control of the part or component. The transaction price is the fixed sales price for the part stated in the contract. Revenue is recognized upon delivery, as we have a present right to payment and the customer has legal title.

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

For service provided based on a quoted fixed fee, progress towards satisfaction of the performance obligation is measured using an input method based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the service. Significant judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion are accounted for on a prospective basis. Changes to the scope of service are recognized as an adjustment to the transaction price in the period in which the change occurs.

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

During the years ended December 31, 2023, 2022 and 2021, no customers accounted for more than 10% of our consolidated revenues.

3. Recent Accounting Developments

Accounting Standards Updates Not Yet Implemented

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require significant additional disclosures, primarily focused on the disclosure of income taxes paid and the rate reconciliation table.  ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025 and should be applied on a prospective basis, with a retrospective option.  Early adoption is permitted. We are evaluating the impact that the adoption of ASU 2023-09 will have on our consolidated financial statements and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker evaluates segment expenses and operating results. ASU 2023-07 will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis, unless impracticable. Early adoption is permitted. We are evaluating the impact that the adoption of ASU 2023-07 will have on our consolidated financial statements and related disclosures.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, to reduce diversity in practice and provide decision-useful information to a joint venture’s investors by requiring that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture will recognize and initially measure its assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance, on the date of formation.  ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025.  Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information to do so. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or been made available for issuance, either prospectively or retrospectively. We expect that the adoption of ASU 2023-05 will have no impact on our consolidated financial statements.

4. Dispositions

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

During 2021, we completed sales of certain contract operations customer service agreements and approximately 875 compressors, comprising approximately 140,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer–related and contract–based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized an aggregate gain of $19.0 million.

5. Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	December 31,
(in thousands)	2023	2022
Customer related:
Third party	$116,475	$110,636
Related parties (1)	3,839	2,998
Other (2)	4,342	25,584
Accounts receivable	124,656	139,218
Allowance for credit losses	(587)	(1,674)
Accounts receivable, net	$124,069	$137,544
(1)	See Note 28 (“Related Party Transactions”) for additional information.
(2)	Other receivables primarily consist of amounts due from the sale of used equipment.

The changes in our allowance for credit losses are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$1,674	$2,152	$3,370
Provision for (benefit from) credit losses	224	206	(90)
Write-offs charged against allowance	(1,311)	(684)	(1,128)
Balance at end of period	$587	$1,674	$2,152

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

6. Inventory

Inventory is comprised of the following:

	December 31,
(in thousands)	2023	2022
Parts and supplies	$70,759	$70,228
Work in progress	11,002	14,394
Inventory	$81,761	$84,622

During the years ended December 31, 2023, 2022 and 2021 we recorded write–downs to inventory of $0.5 million, $1.6 million and $1.0 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value.

7. Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	December 31,
(in thousands)	2023	2022
Compression equipment, facilities and other fleet assets	$3,326,919	$3,234,239
Land and buildings	30,169	44,304
Transportation and shop equipment	100,474	93,189
Computer hardware and software	77,532	77,357
Other	5,678	5,754
Property, plant and equipment	3,540,772	3,454,843
Accumulated depreciation	(1,238,790)	(1,255,590)
Property, plant and equipment, net	$2,301,982	$2,199,253

Depreciation expense was $159.3 million, $155.4 million and $167.6 million during the years ended December 31, 2023, 2022 and 2021, respectively. Assets under construction of $64.7 million and $92.5 million at December 31, 2023 and 2022, respectively, primarily consisted of compression equipment, facilities and other fleet assets.

8. Leases

We have operating leases and subleases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of less than one year to approximately nine years and most include options to extend the lease term, at our discretion, for an additional one to ten years. We are not, however, reasonably certain that we will exercise any of the options to extend them and as such, they have not been included in the remaining lease terms.

Financial and other supplemental information related to our operating leases is as follows:

		December 31,
(in thousands)	Classification	2023	2022
ROU assets	Operating lease ROU assets	$14,097	$16,706

Lease liabilities
Current	Accrued liabilities	$3,160	$3,244
Noncurrent	Operating lease liabilities	12,271	14,861
Total lease liabilities		$15,431	$18,105

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$4,131	$4,041	$4,836
Short-term lease cost	412	447	169
Variable lease cost	1,881	1,802	2,123
Total lease cost	$6,424	$6,290	$7,128

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$6,157	$5,951	$6,568
Operating lease ROU assets obtained in exchange for lease liabilities, net (1)	710	2,421	2,135
(1) Includes decreases to our ROU assets of $0.04 million, $0.2 million, and $0.3 million related to lease amendments and terminations during 2023, 2022 and 2021 respectively.

	December 31,
	2023	2022	2021
Weighted average remaining lease term (in years)	6.0	6.7	7.2
Weighted average discount rate	4.9%	4.7%	4.6%

Remaining maturities of our lease liabilities as of December 31, 2023 are as follows:

(in thousands)
2024	$3,577
2025	2,979
2026	2,556
2027	2,374
2028	2,193
Thereafter	4,295
Total lease payments	17,974
Less: Interest	(2,543)
Total lease liabilities	$15,431

9. Intangible Assets, net

Intangible assets include customer relationships associated with various business and asset acquisitions.  These acquired intangible assets were recorded at fair value determined as of the date of acquisition and are being amortized over the period we expect to benefit from the assets.

Intangible assets, net is comprised of the following:

	December 31,
(in thousands)	2023	2022
Gross carrying amount	$142,336	$141,462
Accumulated amortization	(112,154)	(104,385)
Intangible assets, net	$30,182	$37,077

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Intangible assets are amortized on a straight–line basis with estimated useful lives ranging from 15 to 25 years.  Amortization expense was $6.9 million, $8.9 million and $11.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

(in thousands)
2024	$5,721
2025	3,595
2026	3,032
2027	2,157
2028	1,803
Thereafter	13,874
Total	$30,182

10. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized contract costs included commissions paid to our sales force to obtain contract operations contracts. We expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment, as the amortization period is less than one year. We had contract costs of $2.2 million and $3.0 million associated with sales commissions recorded in our consolidated balance sheets as of December 31, 2023 and 2022, respectively.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Contract costs incurred to fulfill our customer contracts include freight charges to transport compression assets before transferring services to the customer and mobilization activities associated with our contract operations services. Aftermarket services fulfillment costs are recognized based on the percentage–of–completion method applicable to the customer contract and do not typically result in the recognition of a contract asset. We had contract costs of $18.9 million and $31.7 million associated with freight and mobilization recorded in our consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Contract operation obtainment and fulfillment costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 38 months based on average contract term, including anticipated renewals. We periodically assess whether the 38–month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the years ended December 31, 2023, 2022 and 2021, we amortized $1.9 million, $1.9 million and $2.2 million, respectively, related to sales commissions, and $19.4 million, $17.3 million and $17.8 million, respectively, related to freight and mobilization.

11. Hosting Arrangements

We have hosting arrangements that are service contracts for cloud applications including our ERP, mobile workforce, telematics and inventory management tools.

Capitalized implementation costs and accumulated amortization related to our hosting arrangements that are service contracts are as follows:

	December 31,
(in thousands)	2023	2022
Hosting arrangements	$17,832	$15,675
Accumulated amortization	(5,320)	(2,637)
Hosting arrangements, net	$12,512	$13,038

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

These costs are included in other assets in our consolidated balance sheets. Amortization expense, which is recorded in SG&A in our consolidated statements of operations, was $2.6 million, $2.0 million and $0.3 million during December 31, 2023, 2022 and 2021, respectively.

12. Investments in Unconsolidated Affiliates

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected.  For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment–by–investment basis at initial recognition.

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. During the year ended December 31, 2023, we contributed $3.1 million to maintain our 25% ownership interest in ECOTEC. We have elected the fair value option to account for this investment, and during the years ended December 31, 2023 and 2022, we recognized unrealized losses of $1.0 million and $1.9 million, respectively, related to the change in fair value of our investment (see Note 26 (“Fair Value Measurements”)). Changes in the fair value of this investment are recognized in other (income) expense, net in our consolidated statements of operations. As of December 31, 2023, our ownership interest in ECOTEC is 25%, which is included in other assets in our consolidated balance sheets.

For ownership interests that are not accounted for under the equity method and that do not have readily determinable fair values, we have elected the fair value measurement alternative to record these investments at cost minus impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investments in equity securities measured using the fair value measurement alternative are reviewed for impairment or observable price changes in orderly transactions each reporting period.

In November 2023, we agreed to serve as the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. We have elected the fair value measurement alternative to account for this investment (see Note 26 (“Fair Value Measurements”)). Adjustments to the carrying value are recognized in other (income) expense, net in our condensed consolidated statements of operations. Our initial investment in Ionada was $3.8 million and as of December 31, 2023, our fully diluted ownership interest in Ionada is 10%, which is included in other assets in our consolidated balance sheets. Subject to certain conditions, our ownership interest will increase to 24% over the next three years.

13. Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31,
(in thousands)	2023	2022
Accrued salaries and other benefits	$37,425	$22,288
Accrued income and other taxes	7,160	10,108
Accrued interest	22,464	22,380
Other accrued liabilities	18,332	22,139
Accrued liabilities	$85,381	$76,915

14. Contract Liabilities

As of December 31, 2023 and 2022, our contract liabilities were $7.0 million and $8.0 million, respectively.  These liabilities are included in deferred revenue and other liabilities in our consolidated balance sheets.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

We deferred revenue of $15.4 million and $24.6 million, respectively, and recognized $16.5 million and $21.0 million, respectively, as revenue during the years ended December 31, 2023 and 2022, respectively. The revenue recognized and deferred during the periods is primarily related to freight billings and milestone billings on aftermarket services.

15. Long–Term Debt

Long–term debt is comprised of the following:

	December 31,
(in thousands)	2023	2022
Credit Facility	$287,025	$251,250

6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	8,524	10,530
Unamortized debt issuance costs	(7,081)	(8,744)
	801,443	801,786

6.875% senior notes due April 2027:
Principal outstanding	500,000	500,000
Unamortized debt issuance costs	(3,599)	(4,702)
	496,401	495,298

Long-term debt	$1,584,869	$1,548,334

Credit Facility

As of December 31, 2023, there were $4.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings was 2.1%. The weighted average annual interest rate on the outstanding balance under our Credit Facility, excluding the effect of interest rate swaps, was 7.7% and 6.9% at December 31, 2023 and 2022, respectively. As of December 31, 2023, we were in compliance with all covenants under our Credit Facility agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of December 31, 2023.

Amendment to the Credit Facility

In May 2023, we amended and restated our Credit Facility to, among other things extend the maturity date of the Credit Facility from November 8, 2024 to May 16, 2028 (or December 2, 2026 or December 3, 2027, as applicable, if any portion of 2027 Senior Notes and 2028 Senior Notes, respectively, remain outstanding at such date); change the referenced rate from LIBOR to SOFR so that borrowings under the Credit Facility bear interest at, based on our election, either a base rate or SOFR, plus an applicable margin; and increase the portion of the Credit Facility available for the issuance of swing line loans from $50.0 million to $75.0 million.

We incurred $6.0 million in transaction costs related to the Amended and Restated Credit Agreement, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, we wrote off $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement, which was recorded to interest expense in our condensed consolidated statements of operations during the year ended December 31, 2023.

Other Facility Terms

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2023, our Credit Facility had an aggregate borrowing commitment of $750.0 million. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility, up to $75.0 million, are available for the issuance of swing line loans and $50.0 million is available for the issuance of letters of credit.

The Credit Facility bears interest at either a base rate or SOFR, at our option, plus an applicable margin.  The base rate is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month SOFR plus 1.00%. Depending on our leverage ratio, the applicable margin varies (i) in the case of base rate loans, from 1.00% to 1.75% and (ii) in the case of SOFR loans, from 2.00% to 2.75%.

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility at a rate of 0.25% to 0.375% depending on the ratio of the outstanding balance to the aggregate borrowing commitment. We incurred $1.7 million, $1.9 million and $2.0 million in commitment fees during 2023, 2022 and 2021, respectively.

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

As of December 31, 2023, the following consolidated financial ratios, as defined in our Credit Facility agreement, were required:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.0 to 1.0
Total Debt to EBITDA (1)	5.25 to 1.0
(1) Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

2027 Notes and 2028 Notes

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

Maturities of Long–Term Debt

As of December 31, 2023, the maturities of our long–term debt, excluding interest to be accrued, are as follows:

(in thousands)
2024	$—
2025	—
2026	—
2027	496,401
2028	1,088,466
Thereafter	—

16. Commitments and Contingencies

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

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of both December 31, 2023 and 2022, we accrued $3.9 million for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2022 and 2021, certain of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. As of both December 31, 2023 and 2022, we accrued $0.6 million for these audits.

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

17. Stockholders’ Equity

2023 Share Repurchase Program

In April 2023, our Board of Directors authorized the 2023 Share Repurchase Program, which allows us to repurchase up to $50.0 million of outstanding common stock.  Under the 2023 Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time until April 27, 2024. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

The following table summarizes shares repurchased under the 2023 Share Repurchase Program during the year ended December 31, 2023:

Year Ended
(dollars in thousands, except per share amounts)	December 31, 2023
Total cost of shares repurchased	$8,860
Average price per share	$11.81
Total number of shares repurchased	750,374

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

During the year ended December 31, 2022, we sold 447,020 shares of common stock for net proceeds of $4.2 million, pursuant to the ATM Agreement. There were no shares of common stock sold during the year ended December 31, 2023.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2023, 2022 and 2021:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2023
Q4	$0.155	$24,190
Q3	0.155	24,250
Q2	0.150	23,504
Q1	0.150	23,852

2022
Q4	$0.145	$22,589
Q3	0.145	22,559
Q2	0.145	22,494
Q1	0.145	22,673

2021
Q4	$0.145	$22,351
Q3	0.145	22,506
Q2	0.145	22,331
Q1	0.145	22,155

On January 25, 2024, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock, or approximately $25.9 million, which was paid on February 13, 2024 to stockholders of record at the close of business on February 6, 2024.

Accumulated Other Comprehensive Loss

Components of comprehensive income are net income (and all changes in equity during a period except those resulting from transactions with owners.  Our accumulated other comprehensive loss consists of changes in the fair value of our interest rate swap derivative instruments, net of tax. See Note 25 (“Derivatives and Hedging”) for further details on our interest rate swap derivative instruments.

The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning accumulated other comprehensive loss	$—	$(984)	$(5,006)
Other comprehensive income, net of tax:
Loss recognized in other comprehensive income	—	(405)	(962)
Loss reclassified from accumulated other comprehensive loss to interest expense	—	1,389	4,984
Total other comprehensive income	—	984	4,022
Ending accumulated other comprehensive loss	$—	$—	$(984)

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

18. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment (see Note 29 (“Segments”)) and disaggregated by revenue source:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Contract operations:
0 ― 1,000 horsepower per unit	$170,320	$159,140	$175,457
1,001 ― 1,500 horsepower per unit	350,961	285,758	267,191
Over 1,500 horsepower per unit	287,183	231,923	204,893
Other (1)	975	980	770
Total contract operations revenue (2)	809,439	677,801	648,311

Aftermarket services:
Services	98,803	88,728	69,876
OTC parts and components sales	82,095	79,039	63,274
Total aftermarket services revenue (3)	180,898	167,767	133,150

Total revenue	$990,337	$845,568	$781,461
(1)	Primarily relates to fees associated with owned non–compression equipment.
(2)	Includes $4.2 million, $3.2 million and $4.0 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of December 31, 2023, we had $440.1 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2028 as follows:

(in thousands)	2024	2025	2026	2027	2028	Total
Remaining performance obligations	$267,825	$114,456	$42,574	$10,082	$5,181	$440,118

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

19. Stock–Based Compensation

We recognize stock-based compensation expense related to restricted stock awards, restricted stock units, performance-based restricted stock units and shares issued under our ESPP. We account for forfeitures as they occur.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Equity award expense	$12,998	$11,928	$11,336
Liability award expense (1)	7,910	2,569	(816)
Total stock-based compensation expense	$20,908	$14,497	$10,520
(1)	Liability award benefit for the year ended December 31, 2021, includes a reversal of prior period expense of $2.1 million during the fourth quarter as the result of revised estimates of performance achievement of our 2019 and 2020 cash-settled performance-based restricted stock units.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

The 2020 Plan and 2013 Plan allow us to withhold shares upon vesting of restricted stock at the then–current market price to cover taxes required to be withheld on the vesting date.  During the years ended December 31, 2023, 2022 and 2021, we withheld 388,128 shares valued at $3.8 million, 283,024 shares valued at $2.4 million and 283,972 shares valued at $2.5 million, respectively, to cover tax withholding.

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

The assumptions that were used to estimate the fair value of our performance–based stock units are as follows:

	Year Ended December 31,
	2023	2022	2021
Remaining performance period as of grant date (in years)	2.9	2.9	2.8
Risk-free interest rate used	3.9%	1.4%	0.3%
Grant-date fair value	$15.68	$11.96	$14.30

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Activity related to our restricted stock and performance–based restricted stock units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
(in thousands, except per share amounts)	Shares	Per Share
Non-vested restricted stock and performance-based restricted stock units, December 31, 2022	2,473	$9.79
Granted	1,486	10.28
Vested	(1,266)	8.89
Canceled	(68)	9.26
Non-vested restricted stock and performance-based restricted stock units, December 31, 2023	2,625	$10.19

The grant date fair value of the restricted stock and performance–based restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $15.3 million, $14.3 million and $12.1 million, respectively.  The fair value of the restricted stock and performance–based restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $12.4 million, $9.3 million and $8.5 million, respectively.

As of December 31, 2023, we expect $14.4 million of unrecognized compensation cost related to our non–vested restricted stock and performance–based restricted stock units to be recognized over the weighted–average period of 1.7 years.

Cash Settled Performance Units

Grants of cash–settled performance units vest at the end of the three year vesting period and are payable in an amount of cash equivalent to the value of our common stock at the vesting date for each unit vested.  These awards are subject to one or more performance conditions and are accounted for as liability awards with expense based on the fair value measured at the end of each reporting period. These awards also include dividend equivalent rights that accumulate during the vesting period. At the end of each reporting period, the Compensation Committee of our Board of Directors approves the determination of achievement for each performance measure, which can range from 0% to 200%.

Activity related to our cash–settled performance units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
(in thousands, except per share amounts)	Shares	Per Share
Non-vested cash-settled performance units, December 31, 2022	509	$9.27
Granted	199	9.42
Vested	—	-
Canceled	(160)	9.09
Non-vested cash-settled performance units, December 31, 2023	548	$9.37

The grant date fair value of the cash settled performance units granted during the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $2.5 million and $2.3 million, respectively. The performance criteria for the cash settled performance units granted during the year ended December 31, 2020, were not met over the performance period, therefore the Compensation Committee of our Board of Directors determined that no payout was earned, and no cash was paid upon vesting during the year ended December 31, 2023. Cash paid upon vesting of the cash settled performance units during the years ended December 31, 2022 and 2021 was $1.2 million and $0.6 million, respectively.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2023, we expect $6.3 million of unrecognized compensation cost related to our non–vested liability awards to be recognized over the weighted–average period of 1.7 years.

Employee Stock Purchase Plan

Our ESPP provides employees with an opportunity to participate in our long–term performance and success through the purchase of shares of common stock at a price that may be less than fair market value.  Each quarter, eligible employees may elect to withhold a portion of their salary up to the lesser of $25,000 per year or 10% of their eligible pay at a price equal to 85% to 100% of the fair market value of the stock as defined by the plan. For the year ended December 31, 2023 and for prior years, the purchase discount under the ESPP was 5% of the fair market value of our common stock on the first or last trading day of the quarter, whichever is lower. Effective on January 1, 2024, the purchase discount under the ESPP increased to 10% of the fair market value of our common stock on the first or last trading day or the quarter, whichever is lower. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP.

The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1.0 million. As of December 31, 2023, 346,891 shares remained available for purchase under the ESPP.

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

There are 100,000 shares reserved under the DSDP and, as of December 31, 2023, 37,771 shares remained available to be issued under the plan.

20. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable IRS annual limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $5.2 million, $4.9 million and $4.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

21. Long–Lived and Other Asset Impairment

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

In connection with our review of our idle compression assets, we evaluate for impairment idle units that were culled from our fleet in prior years and are available for sale. Based on that review, we may reduce the expected proceeds from disposition and record additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Idle compressors retired from the active fleet	105	145	230
Horsepower of idle compressors retired from the active fleet	53,000	100,000	85,000
Impairment recorded on idle compressors retired from the active fleet	$12,034	$21,431	$21,208

22. Restructuring Charges

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. We expect to incur additional restructuring charges of approximately $0.4 million related to these restructuring activities.

During the year ended December 31, 2021, in response to the decreased activity level of our customers that resulted from the COVID–19 pandemic, we recorded pandemic restructuring charges for severance costs of $1.7 million. We do not expect to incur additional material costs under this restructuring plan. In addition, during the year ended December 31, 2021, management approved and initiated a plan to exit a facility no longer deemed economical for our business, and we incurred $0.9 million of costs to complete the exit of the facility.  We do not expect to incur additional material costs under this restructuring plan.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
2023
Organizational restructuring	$101	$387	$1,287	$1,775
Total restructuring charges	$101	$387	$1,287	$1,775

2021
Pandemic restructuring	$616	$145	$956	$1,717
Property restructuring	929	-	35	964
Other restructuring	-	-	222	222
Total restructuring charges	$1,545	$145	$1,213	$2,903
(1) Represents expense incurred within our corporate function and not directly attributable to our segments.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents restructuring charges incurred by cost type:

	Year Ended December 31,
(in thousands)	2023	2021
Severance costs
Organizational Restructuring	$1,517	$—
Pandemic restructuring	—	1,717
Total severance costs	1,517	1,717
Property restructuring	—	964
Other restructuring costs	258	222
Total restructuring costs	$1,775	$2,903

The following table presents the changes to our accrued liability balance related to restructuring charges during the year ended December 31, 2023:

(in thousands)	Total
Balance at December 31, 2022	$—
Charges incurred	1,775
Payments	(1,554)
Balance at December 31, 2023	$221

23. Income Taxes

Current and Deferred Tax Provision

Our provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current tax provision:
U.S. federal	$—	$—	$(1)
State	1,591	1,064	366
Total current	1,591	1,064	365
Deferred tax provision:
U.S. federal	32,928	14,320	8,800
State	2,730	909	1,579
Total deferred	35,658	15,229	10,379
Provision for income taxes	$37,249	$16,293	$10,744

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 resulted in effective tax rates of 26%, 27% and 28%, respectively.  The reconciliation of these effective tax rates to the U.S. statutory rate of 21% is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income taxes at U.S. federal statutory rate	$29,872	$12,724	$8,182
Net state income taxes	3,614	1,795	1,374
Tax credits	—	(26)	(720)
Unrecognized tax benefits (1)	118	17	598
Valuation allowances and write off of tax attributes (2)	570	(68)	(167)
Executive compensation limitation	3,470	1,901	1,559
Stock	(213)	152	162
Other	(182)	(202)	(244)
Provision for income taxes	$37,249	$16,293	$10,744
(1)	Includes the expiration of statute of limitations. See “Unrecognized Tax Benefits” below for further details.
(2)	See “Tax Attributes and Valuation Allowances” below for further details.

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of our temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$164,972	$191,916
Interest expense limitation carryforward	30,343	19,327
Basis difference in unconsolidated affiliate	686	—
Accrued liabilities	6,704	4,979
Other	12,015	12,834
	214,720	229,056
Valuation allowances (1)	(1,177)	(607)
Total deferred tax assets	213,543	228,449

Deferred tax liabilities:
Property, plant and equipment	(12,125)	(8,386)
Basis difference in partnership	(197,999)	(181,377)
Other	(5,148)	(6,187)
Total deferred tax liabilities	(215,272)	(195,950)

Net deferred tax asset (liability) (2)	$(1,729)	$32,499
(1)	See “Tax Attributes and Valuation Allowances” below for further details.
(2)	The 2023 and 2022 net deferred tax asset or liability are reflected in our consolidated balance sheets as deferred tax assets of $3.2 million and $33.4 million, respectively, and deferred tax liabilities of $4.9 million and $0.9 million, respectively.

Both the 2023 and 2022 balances are based on a U.S. federal tax rate of 21%.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Tax Attributes and Valuation Allowances

Changes in our valuation allowance are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$(607)	$(735)	$(1,027)
Additions to valuation allowance	(742)	(88)	—
Reductions to valuation allowance	172	216	292
Balance at end of period	$(1,177)	$(607)	$(735)

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

The amount of our deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three–year cumulative loss is present or both. Should we no longer have a level of sustained profitability, excluding nonrecurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely NOL, interest expense limitation, and tax credit carryforwards. This may result in the need to record a valuation allowance against all or a portion of our deferred tax assets.

As of December 31, 2023, we recorded a valuation allowance of $0.7 million on our deferred tax asset associated with our ECOTEC investment.

At December 31, 2023, we had U.S. federal and state NOL carryforwards of $727.5 million and $283.9 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state NOL carryforwards will begin to expire in 2037 and 2024, respectively, though $629.3 million of the U.S. federal and $167.2 million of the state NOL carryforwards have no expiration date. In connection with the state NOL deferred tax asset, we recorded a valuation allowance of $0.5 million and $0.6 million as of December 31, 2023 and 2022, respectively.

At December 31, 2023, we had a U.S. federal tax credit carryforward of $3.0 million. If not used, the federal tax credit carryforward will begin to expire in 2037.

As of December 31, 2023, we had U.S. federal and state interest expense limitation carryforwards of $135.3 million and $43.8 million, respectively, included in our interest expense limitation deferred tax asset that are available to offset future taxable income.  These carryforwards have no expiration.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Unrecognized Tax Benefits

Changes in our unrecognized tax benefits (including discontinued operations) are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$19,651	$19,594	$18,892
Additions based on tax positions related to current year	1,886	2,151	2,246
Additions based on tax positions related to prior years	—	6	632
Reductions based on tax positions related to prior years	(7)	(105)	(138)
Reductions based on lapse of statute of limitations	(2,065)	(1,995)	(2,038)
Ending balance	$19,465	$19,651	$19,594

We had $19.5 million, $19.7 million and $19.6 million of unrecognized tax benefits at December 31, 2023, 2022 and 2021, respectively, of which $1.1 million, $1.1 million and $2.1 million, respectively, would affect the effective tax rate if recognized and $7.9 million, $7.9 million and $7.9 million, respectively, would be reflected in income from discontinued operations, net of tax if recognized.

We recorded $2.5 million, $2.1 million and $2.2 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) in our consolidated balance sheets as of year ended December 31, 2023, 2022 and 2021, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. We recorded $0.3 million of potential expenses or releases of interest or penalties in our consolidated statements of operations during 2023, no potential interest expense and penalties during 2022, and $0.1 million of potential interest expense and penalties during 2021.

Subject to the provisions of our tax matters agreement with Exterran Corporation, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin–off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2023 and 2022, we recorded an indemnification asset (including penalties and interest) of $7.9 million and $7.9 million, respectively, which is related to unrecognized tax benefits in our consolidated balance sheets (see Note 27 (“Discontinued Operations”)).

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

As of December 31, 2023, we believe it is reasonably possible that $3.3 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to December 31, 2024 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Impact of New Legislation

The OECD has proposed a framework to implement a global minimum tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which our unconsolidated affiliates operate have adopted legislation. We do not expect Pillar 2 to have a material impact on our financial statements.

24. Earnings per Common Share

Basic earnings per common share is computed using the two–class method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two–class method, basic earnings per common share is determined by dividing net income, after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock–settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, only distributed earnings (dividends) are allocated to participating securities, as participating securities do not have a contractual obligation to participate in our undistributed losses.

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$104,998	$44,296	$28,217
Less: Allocation of earnings to participating securities	(1,878)	(1,429)	(1,172)
Net income attributable to common stockholders	$103,120	$42,867	$27,045

Weighted average common shares outstanding used in basic earnings per common share	154,126	153,281	151,684
Effect of dilutive securities:
Performance-based restricted stock units	207	125	144
ESPP shares	11	4	2
Weighted average common shares outstanding used in diluted earnings per common share	154,344	153,410	151,830

Anti-dilutive shares excluded from diluted income per common share
Stock options	—	—	31
Performance-based restricted stock units	—	—	—
ESPP shares	—	—	—
Net dilutive potential common shares issuable	—	—	31

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

25. Derivatives and Hedging

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

The effect of our derivative instruments on our consolidated statements of operations is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Total amount of interest expense in which the effects of cash flow hedges and undesignated interest rate swaps are recorded	$—	$101,259	$108,135

Interest rate swaps designated as cash flow hedging instruments:
Pre-tax loss recognized in other comprehensive income	$—	$(512)	$(1,219)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	—	(1,758)	(6,308)

Interest rate swaps not designated as hedging instruments:
Gain recognized in interest expense	$—	$523	$1,088

See Note 17 (“Stockholders’ Equity”) and Note 26 (Fair Value Measurements”) for further details on our derivative instruments.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

26. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of December 31, 2023, we owned a 25% equity interest in ECOTEC (see Note 12 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value option to account for this investment.  The fair value determination of this investment primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date.  The significant unobservable inputs used in the fair value measurement, which was valued through an average of an income approach (discounted cash flow method) and a market approach (guideline public company method), are the WACC and the revenue multiples.  Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. As of December 31, 2023, the fair value of our investment in ECOTEC is $14.9 million.

This fair value measurement is classified as Level 3. The significant unobservable inputs are as follows:

	Significant	Year Ended		Year Ended
	Unobservable	December 31, 2023		December 31, 2022
	Inputs	Range	Median	Range	Median
Valuation technique:
Discounted cash flow	WACC	0.4% - 20.0%	13.5%	0.0% - 22.1%	11.3%
Guideline public company	Revenue multiple	1.5x - 7.2x	3.8x	1.7x - 8.0x	3.9x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

	Year Ended
	December 31,
(in thousands)	2023	2022
Balance at beginning of period	$12,803	$—
Purchases of equity interests	3,075	14,667
Unrealized loss (1)	(973)	(1,864)
Balance at end of period	$14,905	$12,803
(1)	Included in other expense (income) in our consolidated statements of operations.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Interest Rate Swaps

Prior to their expiration in the first quarter of 2022, our interest rate swaps were valued quarterly based on the income approach (discounted cash flows) using market observable inputs, including LIBOR forward curves.  These fair value measurements were classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investment in Ionada

As of December 31, 2023, we had a fully diluted ownership equity interest in Ionada of 10% (see Note 12 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value measurement alternative to account for this investment.  As of December 31, 2023, the carrying value of our investment in Ionada is $4.2 million.

The reconciliation of changes in the carrying value of our investment in Ionada is as follows:

Year Ended
December 31,
(in thousands)	2023
Purchases of equity interests	$3,808
Transaction costs capitalized as investment activity	397
Initial cost basis	4,205
Adjustments	—
Carrying value	$4,205

Subject to certain contractual conditions, we will invest, on the same terms and conditions as the initial investment, $1.2 million on November 1, 2024, $1.3 million on November 1, 2025, and $4.8 million prior to July 1, 2026, for a fully diluted ownership interest of 12%, 15% and 24%, respectively.

Compressors

During the years ended December 31, 2023 and 2022, we recorded nonrecurring fair value measurements related to our idle compressors (see Note 21 (“Long-Lived and Other Asset Impairment”)). Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3.

The fair value of our compressors impaired is as follows:

	December 31,
(in thousands)	2023	2022
Impaired compressors	$1,423	$1,961

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of December 31, 2023	$0 - $294 per horsepower	$50 per horsepower
As of December 31, 2022	$0 - $621 per horsepower	$47 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 33% and 51% as of December 31, 2023 and 2022, respectively.

See Note 21 (“Long-Lived and Other Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short–term nature of those instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

	December 31,
(in thousands)	2023	2022
Carrying amount of fixed rate debt (1)	$1,297,844	$1,297,084
Fair value of fixed rate debt	1,289,000	1,214,000
(1)	Carrying amounts are shown net of unamortized debt premium and deferred financing costs. See Note 15 (“Long-Term Debt”).

27. Discontinued Operations

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, including a tax matters agreement, which governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to certain tax matters. As of both December 31, 2023 and 2022, we had $7.9 million, of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to liabilities of discontinued operations in our consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million related to these unrecognized tax benefits recorded to assets of discontinued operations as of both December 31, 2023 and 2022.

Assets and liabilities of discontinued operations are as follows:

	December 31,
(in thousands)	2023	2022
Other assets	$7,868	$7,868
Deferred tax assets	—	718
Assets of discontinued operations	$7,868	$8,586

Deferred tax liabilities	$7,868	$7,868
Liabilities of discontinued operations	$7,868	$7,868

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The acquisition of Exterran Corporation by Enerflex, Ltd. in October 2022 had no impact on the Spin–off related agreements discussed above.

28. Related Party Transactions

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp and affiliates was $35.4 million, $36.2 million and $38.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. Accounts receivable, net due from Hilcorp and affiliates was $3.8 million and $3.0 million as of December 31, 2023 and 2022, respectively (see Note 5 (“Accounts Receivable, net”)).

29. Segments

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

Summarized financial information for our segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
2023
Revenue	$809,439	$180,898	$—	$990,337
Gross margin	502,691	38,627	—	541,318
Capital expenditures	294,315	3,300	1,017	298,632

2022
Revenue	$677,801	$167,767	$—	$845,568
Gross margin	398,903	27,181	—	426,084
Capital expenditures	237,246	1,964	657	239,867

2021
Revenue	$648,311	$133,150	$—	$781,461
Gross margin	403,825	18,719	—	422,544
Capital expenditures	94,863	2,675	347	97,885
(1)	Corporate–related items.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The reconciliations of total assets by segment to total assets per the consolidated balance sheets are as follows:

	December 31,
(in thousands)	2023	2022
Contract operations assets	$2,518,282	$2,431,145
Aftermarket services assets	57,459	61,282
Segment assets	2,575,741	2,492,427
Other assets (1)	72,341	97,737
Assets of discontinued operations	7,868	8,586
Total assets	$2,655,950	$2,598,750
(1)	Corporate–related items.

The reconciliations of total gross margin to income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Total gross margin	$541,318	$426,084	$422,544
Less:
Selling, general and administrative	116,639	117,184	107,167
Depreciation and amortization	166,241	164,259	178,946
Long-lived and other asset impairment	12,041	21,442	21,397
Restructuring charges	1,775	—	2,903
Interest expense	111,488	101,259	108,135
Gain on sale of assets, net	(10,199)	(40,494)	(30,258)
Other expense (income), net	1,086	1,845	(4,707)
Income before income taxes	$142,247	$60,589	$38,961