Form 10-K/A
period 2023-12-31
Archrock, Inc.
filed 2024-02-26
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2023: $1,410,751,063.

Number of shares of the common stock of the registrant outstanding as of February 14, 2024: 156,288,891 shares.

Documents Incorporated by reference: None

Auditor Name: DELOITTE & TOUCHE LLP	Auditor Location: Houston, Texas	Auditor Firm ID: 34

EXPLANATORY NOTE

Archrock Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2024, solely to amend the number of shares of the registrant’s common stock outstanding as of February 14, 2024 on the cover page.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulations S-T
104.1*	Cover page interactive data files pursuant to Rule 406 of Regulation S-T

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Archrock, Inc.

/s/ D. Bradley Childers
D. Bradley Childers
President and Chief Executive Officer

February 26, 2024

4