Form 10-Q
period 2024-03-31
Archrock, Inc.
filed 2024-05-01
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of the common stock of the registrant outstanding as of April 24, 2024: 156,286,457 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
Share Repurchase Program

Share repurchase program approved by our Board of Directors on April 27, 2023 that allowed us to repurchase up to $50.0 million of outstanding common stock for a period of twelve months, which prior to its expiration was extended on April 25, 2024, for an additional twenty-four-month period and a replenishment of the authorized share repurchase amount to $50.0 million.

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

ECOTEC	Ecotec International Holdings, LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
LIBOR	London Interbank Offered Rate
OTC	Over-the-counter, as related to aftermarket services parts and components
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
WACC	Weighted average cost of capital

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

Such forward–looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10–Q. Although we believe that the expectations reflected in these forward–looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward–looking statements include the risk factors described in our 2023 Form 10–K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov. These risk factors include, but are not limited to, risks related to pandemics and other public health crises; an increase in inflation; ongoing international conflicts and tensions; risks related to our operations; competitive pressures; inability to make acquisitions on economically acceptable terms; uncertainty to pay dividends in the future; risks related to a substantial amount of debt and our debt agreements; inability to access the capital and credit markets or borrow on affordable terms to obtain additional capital; inability to fund purchases of additional compression equipment; vulnerability to interest rate increases; uncertainty relating to the phasing out of LIBOR; erosion of the financial condition of our customers; .risks related to the loss of our most significant customers; uncertainty of the renewals for our contract operations service agreements; risks related to losing management or operational personnel; dependence on particular suppliers and vulnerability to product shortages and price increases; information technology and cybersecurity risks; tax-related risks; legal and regulatory risks, including climate-related and environmental, social and governance risks.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,155	$1,338
Accounts receivable, net of allowance of $496 and $587, respectively	105,295	124,069
Inventory	80,358	81,761
Other current assets	6,898	5,989
Total current assets	193,706	213,157
Property, plant and equipment, net	2,332,009	2,301,982
Operating lease right-of-use assets	14,343	14,097
Intangible assets, net	28,737	30,182
Contract costs, net	35,967	37,739
Deferred tax assets	2,847	3,192
Other assets	47,467	47,733
Non-current assets of discontinued operations	7,868	7,868
Total assets	$2,662,944	$2,655,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$48,717	$61,026
Accrued liabilities	98,751	85,381
Deferred revenue	5,778	5,736
Total current liabilities	153,246	152,143
Long-term debt	1,566,566	1,584,869
Operating lease liabilities	12,364	12,271
Deferred tax liabilities	15,986	4,921
Other liabilities	24,834	22,857
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	1,780,864	1,784,929

Commitments and contingencies (Note 7)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 165,775,863 and 164,984,401 shares issued, respectively	1,657	1,650
Additional paid-in capital	3,474,777	3,470,576
Accumulated deficit	(2,485,399)	(2,499,931)
Treasury stock: 9,489,406 and 9,020,454 common shares, at cost, respectively	(108,955)	(101,274)
Total equity	882,080	871,021
Total liabilities and equity	$2,662,944	$2,655,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Contract operations	$223,051	$187,745
Aftermarket services	45,437	42,089
Total revenue	268,488	229,834
Cost of sales (excluding depreciation and amortization):
Contract operations	77,743	79,482
Aftermarket services	35,000	33,908
Total cost of sales (excluding depreciation and amortization)	112,743	113,390
Selling, general and administrative	31,665	26,425
Depreciation and amortization	42,835	40,181
Long-lived and other asset impairment	2,568	2,569
Restructuring charges	—	1,047
Interest expense	27,334	26,581
Gain on sale of assets, net	(2,381)	(3,605)
Other (income) expense, net	139	603
Income before income taxes	53,585	22,643
Provision for income taxes	13,053	6,158
Net income	$40,532	$16,485

Basic and diluted earnings per common share	$0.26	$0.10

Weighted average common shares outstanding:
Basic	154,187	154,116
Diluted	154,501	154,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$(88,585)	(7,810,548)	$860,693
Shares withheld related to net settlement of equity awards	—	—	—	—	(3,773)	(383,766)	(3,773)
Cash dividends ($0.150 per common share)	—	—	—	(23,852)	—	—	(23,852)
Shares issued under ESPP	1	20,251	169	—	—	—	170
Stock-based compensation, net of forfeitures	14	1,444,636	3,313	—	—	(13,076)	3,327
Net income	—	—	—	16,485	—	—	16,485
Balance at March 31, 2023	$1,649	164,903,900	$3,460,259	$(2,516,500)	$(92,358)	(8,207,390)	$853,050

Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$(101,274)	(9,020,454)	$871,021
Shares repurchased	—	—	—	—	(1,230)	(82,972)	(1,230)
Shares withheld related to net settlement of equity awards	—	—	—	—	(6,451)	(385,980)	(6,451)
Cash dividends ($0.165 per common share)	—	—	—	(26,000)	—	—	(26,000)
Shares issued under ESPP	—	17,800	244	—	—	—	244
Stock-based compensation, net of forfeitures	7	773,662	3,957	—	—	—	3,964
Net income	—	—	—	40,532	—	—	40,532
Balance at March 31, 2024	$1,657	165,775,863	$3,474,777	$(2,485,399)	$(108,955)	(9,489,406)	$882,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$40,532	$16,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,835	40,181
Long-lived and other asset impairment	2,568	2,569
Non-cash restructuring charges	—	927
Unrealized change in fair value of investment in unconsolidated affiliate	—	254
Inventory write-downs	199	216
Amortization of operating lease right-of-use assets	947	823
Amortization of deferred financing costs	1,193	1,288
Amortization of debt premium	(501)	(501)
Amortization of capitalized implementation costs	738	597
Stock-based compensation expense	3,964	3,327
Benefit from credit losses	(75)	(340)
Gain on sale of assets, net	(2,381)	(3,605)
Deferred income tax provision	12,460	5,881
Amortization of contract costs	5,768	5,090
Deferred revenue recognized in earnings	(2,859)	(4,476)
Changes in operating assets and liabilities:
Accounts receivable, net	19,819	7,632
Inventory	1,246	(4,131)
Other assets	(1,785)	609
Contract costs	(3,996)	(6,352)
Accounts payable and other liabilities	13,958	18,219
Deferred revenue	3,070	3,179
Other	2	(16)
Net cash provided by operating activities	137,702	87,856

Cash flows from investing activities:
Capital expenditures	(99,755)	(84,392)
Proceeds from sale of property, equipment and other assets	13,844	28,726
Proceeds from insurance and other settlements	45	—
Investments in unconsolidated entities	(57)	(2,000)
Net cash used in investing activities	(85,923)	(57,666)

Cash flows from financing activities:
Borrowings of long-term debt	244,525	158,850
Repayments of long-term debt	(263,050)	(160,100)
Dividends paid to stockholders	(26,000)	(23,852)
Repurchases of common stock	(1,230)	—
Taxes paid related to net share settlement of equity awards	(6,451)	(3,773)
Proceeds from stock issued under ESPP	244	170
Net cash used in financing activities	(51,962)	(28,705)
Net increase (decrease) in cash and cash equivalents	(183)	1,485
Cash and cash equivalents, beginning of period	1,338	1,566
Cash and cash equivalents, end of period	$1,155	$3,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

We are an energy infrastructure company with a primary focus on midstream natural gas compression. We are a premier provider of natural gas compression services to customers in the energy industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our predominant segment, contract operations, primarily includes designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2023 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

2. Recent Accounting Developments

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

3. Inventory

Inventory is comprised of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Parts and supplies	$68,176	$70,759
Work in progress	12,182	11,002
Inventory	$80,358	$81,761

4. Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Compression equipment, facilities and other fleet assets	$3,377,588	$3,326,919
Land and buildings	31,019	30,169
Transportation and shop equipment	100,725	100,474
Computer hardware and software	77,705	77,532
Other	5,779	5,678
Property, plant and equipment	3,592,816	3,540,772
Accumulated depreciation	(1,260,807)	(1,238,790)
Property, plant and equipment, net	$2,332,009	$2,301,982

5. Investments in Unconsolidated Affiliates

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment–by–investment basis at initial recognition.

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the three months ended March 31, 2023, we recognized an unrealized loss of $0.3 million related to the change in fair value of our investment (see Note 14 (“Fair Value Measurements”)). Changes in the fair value of this investment are recognized in other (income) expense, net in our consolidated statements of operations. As of March 31, 2024, our ownership interest in ECOTEC is 25%, which is included in other assets in our consolidated balance sheets.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

In November 2023, we agreed to serve as the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. We have elected the fair value measurement alternative to account for this investment (see Note 14 (“Fair Value Measurements”)). Adjustments to the carrying value are recognized in other (income) expense, net in our condensed consolidated statements of operations. Our initial investment in Ionada was $3.8 million and as of March 31, 2024, our fully diluted ownership interest in Ionada is 10%, which is included in other assets in our consolidated balance sheets. Subject to certain conditions, our ownership interest will increase to 24% over the next two years.

6. Long-Term Debt

Long–term debt is comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Credit Facility	$268,500	$287,025

6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	8,023	8,524
Unamortized debt issuance costs	(6,647)	(7,081)
	801,376	801,443

6.875% senior notes due April 2027:
Principal outstanding	500,000	500,000
Unamortized debt issuance costs	(3,310)	(3,599)
	496,690	496,401

Long-term debt	$1,566,566	$1,584,869

As of March 31, 2024, there were $3.8 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.2%. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 7.8% and 7.7% at March 31, 2024 and December 31, 2023, respectively. We incurred $0.4 million and $0.5 million of commitment fees on the daily unused amount of the Credit Facility during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, we were in compliance with all covenants under our Credit Facility agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of March 31, 2024.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Amended and Restated Credit Agreement

On May 16, 2023, we amended and restated our Credit Facility to, among other things:

●	extend the maturity date of the Credit Facility from November 8, 2024 to May 16, 2028 (or December 2, 2026 or December 3, 2027 if any portion of 2027 Notes and 2028 Notes, respectively, remain outstanding at such date);
●	change the referenced rate from LIBOR to SOFR so that borrowings under the Credit Facility bear interest at, based on our election, either a base rate or SOFR, plus an applicable margin; and
●	increase the portion of the Credit Facility available for the issuance of swing line loans from $50.0 million to $75.0 million.

During the second quarter of 2023, we incurred $6.0 million in transaction costs related to the Amended and Restated Credit Agreement, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, during the second quarter of 2023, we wrote off $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement, which was recorded to interest expense in our condensed consolidated statements of operations.

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

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2024 and December 31, 2023, we had $4.1 million and $3.9 million, respectively, accrued for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

During the years ended December 31, 2022 and 2021, certain of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. As of March 31, 2024 and December 31, 2023, we accrued $0.6 million for these audits.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

8. Stockholders’ Equity

Share Repurchase Program

On April 27, 2023, our Board of Directors authorized a share repurchase program that allowed us to repurchase up to $50.0 million of outstanding common stock. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time. On April 25, 2024, our Board of Directors approved an extension of the Share Repurchase Program upon expiry of the current authorization on April 27, 2024, for an additional twenty-four-month period. Through March 31, 2024, the Company had repurchased 833,346 common shares at an average price of $12.11 per share for an aggregate of $10.1 million.  In connection with the extension, the Board of Directors replenished the amount of shares authorized for repurchase under the Share Repurchase Program, resulting in available capacity of $50.0 million. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

The following table summarizes shares repurchased under the Share Repurchase Program:

Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2024
Total cost of shares repurchased	$1,230
Average price per share	$14.83
Total number of shares repurchased	82,972

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2024 and 2023:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2024
Q1	$0.165	$26,000

2023
Q4	$0.155	$24,190
Q3	0.155	24,250
Q2	0.150	23,504
Q1	0.150	23,852

On April 25, 2024, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock to be paid on May 14, 2024 to stockholders of record at the close of business on May 7, 2024.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

9. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Contract operations:
0 ― 1,000 horsepower per unit	$45,327	$39,954
1,001 ― 1,500 horsepower per unit	95,670	81,807
Over 1,500 horsepower per unit	81,865	65,714
Other (1)	189	270
Total contract operations revenue (2)	223,051	187,745

Aftermarket services:
Services	25,438	21,249
OTC parts and components sales	19,999	20,840
Total aftermarket services revenue (3)	45,437	42,089

Total revenue	$268,488	$229,834
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $1.1 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

See Note 16 (“Segment Information”) for further information on segments.

Performance Obligations

As of March 31, 2024, we had $569.7 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2029 as follows:

(in thousands)	2024	2025	2026	2027	2028	2029	Total
Remaining performance obligations	$263,793	$184,333	$98,640	$15,076	$7,526	$342	$569,710

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As March 31, 2024 and December 31, 2023, our receivables from contracts with customers, net of allowance for credit losses, were $95.9 million and $119.7 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the three months ended March 31, 2024:

(in thousands)
Balance at beginning of period	$587
Benefit from credit losses	(75)
Write-offs charged against allowance	(16)
Balance at end of period	$496

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer–specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of March 31, 2024 and December 31, 2023, our contract liabilities were $7.2 million and $7.0 million, respectively.

During the three months ended March 31, 2024, we deferred revenue of $3.1 million and recognized $2.9 million as revenue. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

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

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Idle compressors retired from the active fleet	25	30
Horsepower of idle compressors retired from the active fleet	14,000	14,000
Impairment recorded on idle compressors retired from the active fleet	$2,568	$2,569

See Note 14 (“Fair Value Measurements”) for further details on fair value accounting.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

11. Restructuring Charges

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. While we did not incur restructuring charges during the three months ended March 31, 2024, we expect to incur additional restructuring charges of $0.1 million related to these restructuring activities.

The following table presents restructuring charges incurred by segment during the three months ended March 31, 2023:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Organizational restructuring	$203	$—	$844	$1,047
Total restructuring charges	$203	$—	$844	$1,047
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

Three Months Ended
(in thousands)	March 31, 2024
Organizational Restructuring
Severance costs	$789
Consulting costs	258
Total restructuring costs	$1,047

12. Income Taxes

Valuation Allowance

The amount of our deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three–year cumulative loss is present or both. Should we no longer have a level of sustained profitability, excluding nonrecurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely net operating loss, interest expense limitation and tax credit carryforwards. This may result in the need to record a valuation allowance against all or a portion of our deferred tax assets.

Effective Tax Rate

The year-to-date effective tax rate for the three months ended March 31, 2024 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation offset by the benefit from equity-settled long term incentive compensation.

Unrecognized Tax Benefits

As of March 31, 2024, we believe it is reasonably possible that $3.3 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to March 31, 2025 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net income	$40,532	$16,485
Less: Allocation of earnings to participating securities	(748)	(735)
Net income attributable to common stockholders	$39,784	$15,750

Less: Allocation of earnings to cash or share settled restricted stock units	(85)	—
Diluted net income attributable to common stockholders	$39,699	$15,750

Weighted average common shares outstanding used in basic earnings per common share	154,187	154,116
Effect of dilutive securities:
Performance-based restricted stock units	310	162
ESPP shares	4	3
Weighted average common shares outstanding used in diluted earnings per common share	154,501	154,281

14. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2024, we owned a 25% equity interest in ECOTEC (see Note 5 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value option to account for this investment. The fair value determination of this investment primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement, which was valued through an average of an income approach (discounted cash flow method) and a market approach (guideline public company method), are the WACC and the revenue multiples. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. As of March 31, 2024, the fair value of our investment in ECOTEC was $14.9 million.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

This fair value measurement is classified as Level 3. The significant unobservable inputs are as follows:

	Significant	Three Months Ended		Three Months Ended
	Unobservable	March 31, 2024		March 31, 2023
	Inputs	Range	Median	Range	Median
Valuation technique:
Discounted cash flow	WACC	0.4% - 20.0%	13.5%	0.0% - 22.1%	11.3%
Guideline public company	Revenue multiple	1.5x - 7.2x	3.8x	1.7x - 8.0x	3.9x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Balance at beginning of period	$14,905	$12,803
Purchases of equity interests	—	2,000
Unrealized loss (1)	—	(254)
Balance at end of period	$14,905	$14,549
(1)	Included in other expense (income), net in our unaudited condensed consolidated statement of operations.

See Note 5 (“Investments in Unconsolidated Affiliates”) for further details.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investment in Ionada

As of March 31, 2024, we had a fully diluted ownership equity interest in Ionada of 10% (see Note 5 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value measurement alternative to account for this investment. As of March 31, 2024, the carrying value of our investment in Ionada was $4.3 million.

The reconciliation of changes in the carrying value of our investment in Ionada is as follows:

Three Months Ended
March 31,
(in thousands)	2024
Balance at beginning of period	$4,205
Purchases of equity interests	—
Transaction costs capitalized as investment activity	57
Cost basis	4,262
Adjustments	—
Carrying value	$4,262

Subject to certain contractual conditions, we will invest, on the same terms and conditions as the initial investment, $1.2 million on November 1, 2024, $1.3 million on November 1, 2025, and $4.8 million prior to July 1, 2026, for a fully diluted ownership interest of 12%, 15% and 24%, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Compressors

During the three months ended March 31, 2024, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our compressors impaired as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
(in thousands)
Impaired compressors	$263	$1,423

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of March 31, 2024	$0 - $211 per horsepower	$50 per horsepower
As of December 31, 2023	$0 - $294 per horsepower	$50 per horsepower
(1)	Calculated based on an estimated discount for market liquidity 30% and 33% as of March 31, 2024 and December 31, 2023, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

	March 31, 2024	December 31, 2023
(in thousands)
Carrying amount of fixed rate debt (1)	$1,298,066	$1,297,844
Fair value of fixed rate debt	1,294,000	1,289,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 6 (“Long-Term Debt”).

15. Related Party Transactions

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp and affiliates was $10.5 million and $9.1 million during the three months ended March 31, 2024 and 2023, respectively. Accounts receivable, net due from Hilcorp and affiliates was $3.6 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

16. Segment Information

We manage our business segments primarily based on the type of product or service provided. We have two segments that we operate within the U.S.: contract operations and aftermarket services. Our contract operations segment primarily provides natural gas compression services to meet specific customer requirements. Our aftermarket services segment provides a full range of services to support the compression needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets.

We evaluate the performance of our segments based on gross margin, defined as revenue less cost of sales (excluding depreciation and amortization) for each segment. Segment revenue includes only sales to external customers.

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended March 31, 2024
Revenue	$223,051	$45,437	$268,488
Gross margin	145,308	10,437	155,745

Three months ended March 31, 2023
Revenue	$187,745	$42,089	$229,834
Gross margin	108,263	8,181	116,444

The following table reconciles total gross margin to income before income taxes:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Total gross margin	$155,745	$116,444
Less:
Selling, general and administrative	31,665	26,425
Depreciation and amortization	42,835	40,181
Long-lived and other asset impairment	2,568	2,569
Restructuring charges	—	1,047
Interest expense	27,334	26,581
Gain on sale of assets, net	(2,381)	(3,605)
Other (income) expense, net	139	603
Income before income taxes	$53,585	$22,643

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Financial Statements and the notes thereto included in this Form 10-Q and in conjunction with our 2023 Form 10-K.

OVERVIEW

We are an energy infrastructure company with a pure–play focus on midstream natural gas compression. We are a premier provider of natural gas compression services, in terms of total compression fleet horsepower, to customers in the energy industry throughout the U.S., and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Operating Highlights

	Three Months Ended
	March 31,
(horsepower in thousands)	2024	2023
Total available horsepower (at period end)(1)	3,780	3,729
Total operating horsepower (at period end)(2)	3,593	3,504
Average operating horsepower	3,606	3,475
Horsepower utilization:
Spot (at period end)	95%	94%
Average	96%	93%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

The following table reconciles net income to gross margin:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net income	$40,532	$16,485
Selling, general and administrative	31,665	26,425
Depreciation and amortization	42,835	40,181
Long-lived and other asset impairment	2,568	2,569
Restructuring charges	—	1,047
Interest expense	27,334	26,581
Gain on sale of assets, net	(2,381)	(3,605)
Other (income) expense, net	139	603
Provision for income taxes	13,053	6,158
Gross margin	$155,745	$116,444

RESULTS OF OPERATIONS

Summary of Results

Revenue was $268.5 million and $229.8 million during the three months ended March 31, 2024 and 2023, respectively. The increase in consolidated revenue was primarily due to increased revenue from both our contract operations business and aftermarket services business during the three months ended March 31, 2024. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $40.5 million and $16.5 million during the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by higher gross margin from both our contract operations business and aftermarket services business. These changes were partially offset by increases in SG&A and depreciation and amortization expense, and a decrease in the gain on sale of assets.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Contract Operations

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$223,051	$187,745	19%
Cost of sales (excluding depreciation and amortization)	77,743	79,482	(2)%
Gross margin	$145,308	$108,263	34%
Gross margin percentage (1)	65%	58%	7%
(1)	Defined as gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to higher rates and an increase in average operating horsepower for contract compression in response to market conditions.

The decrease in cost of sales was primarily due to a $4.8 million decrease in startup expenses resulting from average horsepower utilization for the fleet at record levels as well as fewer unit stops. This decrease was partially offset by a $1.5 million increase in total employee compensation expense and a $0.8 million increase in parts expense.

Aftermarket Services

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$45,437	$42,089	8%
Cost of sales (excluding depreciation and amortization)	35,000	33,908	3%
Gross margin	$10,437	$8,181	28%
Gross margin percentage	23%	19%	4%

Revenue in our aftermarket services business increased primarily due to higher levels of service activities driven by an increase in customer demand, partially offset by a decrease in part sales.

Gross margin increased in our aftermarket services business as a result of increased revenue which exceeded the increase in cost of sales due to differences in the scope, timing and type of services performed.

Costs and Expenses

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Selling, general and administrative	$31,665	$26,425
Depreciation and amortization	42,835	40,181
Long-lived and other asset impairment	2,568	2,569
Restructuring charges	—	1,047
Interest expense	27,334	26,581
Gain on sale of assets, net	(2,381)	(3,605)
Other expense (income), net	139	603

Selling, general and administrative. The increase in SG&A includes a $3.4 million increase in long-term incentive compensation expense, a $0.7 million increase in software and maintenance expense, a $0.3 million increase in short-term incentive compensation expense and a $0.3 million reduction in benefit from credit losses, partially offset by a $0.5 million decrease in professional expense.

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

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended March 31, 2024 and 2023, we recognized $2.6 million of impairment charges to write down these compressors to their fair value. See Note 10 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Idle compressors retired from the active fleet	25	30
Horsepower of idle compressors retired from the active fleet	14,000	14,000
Impairment recorded on idle compressors retired from the active fleet	$2,568	$2,569

Restructuring charges. Restructuring charges of $1.0 million during the three months ended March 31, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 11 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The increase in interest expense was due to a higher average outstanding balance of long–term debt, and an increase in interest rates.

Gain on sale of assets, net. The decrease in gain on sale of assets was primarily due to gains of $2.2 million on compression asset sales during the three months ended March 31, 2024, compared to gains of $3.3 million on compression asset sales during the three months ended March 31, 2023.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income and the limitation on executive compensation offset by the benefit from equity-settled long term incentive compensation during the three months ended March 31, 2024 compared with the three months ended March 31, 2023.

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Provision for income taxes	$13,053	$6,158	112%
Effective tax rate	24%	27%	(3)%

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

Projected Capital Expenditures. While market activity continues to be strong, we currently anticipate reduced capital expenditures in 2024 compared to 2023 which supports free cash flow generation after dividends, and plan to spend approximately $290 million to $300 million in capital expenditures during 2024, primarily consisting of approximately $190 million for growth capital expenditures and approximately $80 million to $85 million for maintenance capital expenditures.

Dividends

On April 25, 2024, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock to be paid on May 14, 2024 to stockholders of record at the close of business on May 7, 2024. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On April 27, 2023, our Board of Directors authorized a share repurchase program that allowed us to repurchase up to $50.0 million of outstanding common stock. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time. On April 25, 2024, our Board of Directors approved an extension of the Share Repurchase Program upon expiry of the current authorization on April 27, 2024, for an additional twenty-four-month period. Through March 31, 2024, the Company had repurchased 833,346 common shares at an average price of $12.11 per share for an aggregate of $10.1 million.  In connection with the extension, the Board of Directors replenished the amount of shares authorized for repurchase under the Share Repurchase Program, resulting in available capacity of $50.0 million. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

The following table summarizes shares repurchased under the Share Repurchase Program during the three months ended March 31, 2024:

Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2024
Total cost of shares repurchased	$1,230
Average price per share	$14.83
Total number of shares repurchased	82,972

Sources of Cash

Revolving Credit Facility

During the three months ended March 31, 2024 and 2023, our Credit Facility had an average debt balance of $274.6 million and $252.3 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 7.8% and 7.7% at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, there were $3.8 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.2%.

As of March 31, 2024, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of March 31, 2024.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$137,702	$87,856
Investing activities	(85,923)	(57,666)
Financing activities	(51,962)	(28,705)
Net increase (decrease) in cash and cash equivalents	$(183)	$1,485

Operating Activities

The increase in net cash provided by operating activities was primarily due to increased cash inflows of $39.0 million from gross margin, excluding deferred revenue recognized in earnings and amortization of freight and mobilization charges, changes of $12.2 million in accounts receivable due to increased cash receipts from customers, of $6.6 million in deferred income tax provision due to increased usage of tax attributes and of $5.4 million of inventory as a result of improvement in the lead time for parts. Partially offsetting these increases was a decrease in accounts payable and other liabilities of $4.3 million.

Investing Activities

The increase in net cash used in investing activities was primarily due to a $15.4 million increase in capital expenditures and a $14.9 million decrease in proceeds from the sale of property, plant and equipment, partially offset by a $1.9 million decrease in investments in non-consolidated affiliates.

Financing Activities

The increase in net cash used in financing activities was primarily due to a $17.3 million increase in net repayments of long-term debt, a $2.7 million increase in taxes paid related to net share settlement of equity awards, a $2.0 million increase in dividends paid to stockholders and a $1.2 million increase in common stock purchased under the Share Repurchase Program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at March 31, 2024 would have resulted in an annual increase in our interest expense of $2.7 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2024 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Sales of Unregistered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our share repurchase activity for the three months ended March 31, 2024:

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
(dollars in thousands, except per share amounts)	Purchased (1)	Share(2)	or Programs	or Programs
January 1, 2024 — January 31, 2024	346,568	$15.72	82,972	$39,910
February 1, 2024 — February 29, 2024	—	—	—	39,910
March 1, 2024 — March 31, 2024	122,384	18.27	—	39,910
Total	468,952	$16.38	82,972
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the Share Repurchase Program during the period. See Note 8 (“Stockholders’ Equity”) for further details on the Share Repurchase Program.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1†

Retention Incentive Agreement, dated January 25, 2024, by and between Archrock, Inc. and D. Bradley Childers, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2024)

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

May 1, 2024