Form 10-Q
period 2024-06-30
Archrock, Inc.
filed 2024-07-31
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of the common stock of the registrant outstanding as of July 24, 2024: 168,939,131 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Plan	2013 Stock Incentive Plan
2020 Plan	2020 Stock Incentive Plan
2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$800.0 million of 6.25% senior notes due April 2028, $500.0 million of which was issued in December 2019, $300.0 million of which was issued in December 2020
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock ELT	Archrock ELT LLC, an indirect, wholly owned subsidiary of Archrock
ASU	Accounting Standards Update
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
Share Repurchase Program

Share repurchase program approved by our Board of Directors on April 27, 2023 that allowed us to repurchase up to $50.0 million of outstanding common stock for a period of twelve months, which prior to its expiration was extended on April 25, 2024 for an additional 24-month period and a replenishment of the authorized share repurchase amount to $50.0 million

TOPS	Total Operations and Production Services, LLC, a portfolio company managed by certain affiliates of Apollo Global Management, Inc.
TOPS Acquisition	Transaction announced on July 22, 2024 pursuant to the asset purchase agreement entered into on July 22, 2024 whereby Archrock will acquire all of the issued and outstanding equity interests in TOPS
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
WACC	Weighted average cost of capital

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Form 10-Q are forward-looking statements within the meaning of the Exchange Act, including, without limitation, our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, adjusted gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2023 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov. These risk factors include, but are not limited to, inability to consummate the TOPS Acquisition; inability to achieve the expected benefits of the TOPS Acquisition and difficulties in integrating TOPS; risks of the acquisitions, including the TOPS Acquisition, to reduce our ability to make distributions to our common stockholders; risks related to pandemics and other public health crises; an increase in inflation; ongoing international conflicts and tensions; risks related to our operations; competitive pressures; inability to make acquisitions on economically acceptable terms; uncertainty to pay dividends in the future; risks related to a substantial amount of debt and our debt agreements; inability to access the capital and credit markets or borrow on affordable terms to obtain additional capital; inability to fund purchases of additional compression equipment; vulnerability to interest rate increases; uncertainty relating to the phasing out of LIBOR; erosion of the financial condition of our customers; risks related to the loss of our most significant customers; uncertainty of the renewals for our contract operations service agreements; risks related to losing management or operational personnel; dependence on particular suppliers and vulnerability to product shortages and price increases; information technology and cybersecurity risks; tax-related risks; legal and regulatory risks, including climate-related and environmental, social and governance risks.

All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$919	$1,338
Accounts receivable, net of allowance of $556 and $587, respectively	115,351	124,069
Inventory	79,233	81,761
Other current assets	8,671	5,989
Total current assets	204,174	213,157
Property, plant and equipment, net	2,372,069	2,301,982
Operating lease right-of-use assets	14,481	14,097
Intangible assets, net	27,293	30,182
Contract costs, net	35,674	37,739
Deferred tax assets	2,445	3,192
Other assets	46,643	47,733
Non-current assets of discontinued operations	7,868	7,868
Total assets	$2,710,647	$2,655,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$43,976	$61,026
Accrued liabilities	83,555	85,381
Deferred revenue	5,661	5,736
Total current liabilities	133,192	152,143
Long-term debt	1,608,956	1,584,869
Operating lease liabilities	12,391	12,271
Deferred tax liabilities	27,310	4,921
Other liabilities	26,434	22,857
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	1,816,151	1,784,929

Commitments and contingencies (Note 7)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 165,793,798 and 164,984,401 shares issued, respectively	1,658	1,650
Additional paid-in capital	3,478,597	3,470,576
Accumulated deficit	(2,476,793)	(2,499,931)
Treasury stock: 9,493,262 and 9,020,454 common shares, at cost, respectively	(108,966)	(101,274)
Total equity	894,496	871,021
Total liabilities and equity	$2,710,647	$2,655,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Contract operations	$225,468	$201,120	$448,519	$388,865
Aftermarket services	45,058	46,423	90,495	88,512
Total revenue	270,526	247,543	539,014	477,377
Cost of sales, exclusive of depreciation and amortization
Contract operations	79,278	76,033	157,021	155,515
Aftermarket services	35,158	35,343	70,158	69,251
Total cost of sales, exclusive of depreciation and amortization	114,436	111,376	227,179	224,766
Selling, general and administrative	31,163	28,649	62,828	55,074
Depreciation and amortization	43,853	41,210	86,688	81,391
Long-lived and other asset impairment	4,401	2,892	6,969	5,461
Restructuring charges	—	(85)	—	962
Interest expense	27,859	28,630	55,193	55,211
Transaction-related costs	1,782	—	1,782	—
Gain on sale of assets, net	(576)	(1,176)	(2,957)	(4,781)
Other expense, net	128	1,463	267	2,066
Income before income taxes	47,480	34,584	101,065	57,227
Provision for income taxes	13,055	9,931	26,108	16,089
Net income	$34,425	$24,653	$74,957	$41,138

Basic and diluted earnings per common share	$0.22	$0.16	$0.48	$0.26

Weighted average common shares outstanding:
Basic	154,496	154,358	154,342	154,234
Diluted	154,785	154,412	154,648	154,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at March 31, 2023	$1,649	164,903,900	$3,460,259	$(2,516,500)	$(92,358)	(8,207,390)	$853,050
Shares repurchased	—	—	—	—	(2,073)	(222,250)	(2,073)
Shares withheld related to net settlement of equity awards	—	—	—	—	(2)	(201)	(2)
Cash dividends ($0.150 per common share)	—	—	—	(23,504)	—	—	(23,504)
Shares issued under ESPP	—	21,749	212	—	—	—	212
Stock-based compensation, net of forfeitures	—	14,600	3,197	—	—	(10,832)	3,197
Net income	—	—	—	24,653	—	—	24,653
Balance at June 30, 2023	$1,649	164,940,249	$3,463,668	$(2,515,351)	$(94,433)	(8,440,673)	$855,533

Balance at March 31, 2024	$1,657	165,775,863	$3,474,777	$(2,485,399)	$(108,955)	(9,489,406)	$882,080
Shares repurchased	—	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(11)	(597)	(11)
Cash dividends ($0.165 per common share)	—	—	—	(25,819)	—	—	(25,819)
Shares issued under ESPP	—	17,317	308	—	—	—	308
Stock-based compensation, net of forfeitures	1	618	3,512	—	—	(3,259)	3,513
Net proceeds from issuance of common stock	—	—	—	—	—	—	—
Net income	—	—	—	34,425	—	—	34,425
Balance at June 30, 2024	$1,658	165,793,798	$3,478,597	$(2,476,793)	$(108,966)	(9,493,262)	$894,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$(88,585)	(7,810,548)	$860,693
Shares repurchased	—	—	—	—	(2,073)	(222,250)	(2,073)
Shares withheld related to net settlement of equity awards	—	—	—	—	(3,775)	(383,967)	(3,775)
Cash dividends ($0.300 per common share)	—	—	—	(47,356)	—	—	(47,356)
Shares issued under ESPP	1	42,000	381	—	—	—	382
Stock-based compensation, net of forfeitures	14	1,459,236	6,510	—	—	(23,908)	6,524
Net income	—	—	—	41,138	—	—	41,138
Balance at June 30, 2023	$1,649	164,940,249	$3,463,668	$(2,515,351)	$(94,433)	(8,440,673)	$855,533

Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$(101,274)	(9,020,454)	$871,021
Shares repurchased	—	—	—	—	(1,230)	(82,972)	(1,230)
Shares withheld related to net settlement of equity awards	—	—	—	—	(6,462)	(386,577)	(6,462)
Cash dividends ($0.330 per common share)	—	—	—	(51,819)	—	—	(51,819)
Shares issued under ESPP	—	35,117	552	—	—	—	552
Stock-based compensation, net of forfeitures	8	774,280	7,469	—	—	(3,259)	7,477
Net income	—	—	—	74,957	—	—	74,957
Balance at June 30, 2024	$1,658	165,793,798	$3,478,597	$(2,476,793)	$(108,966)	(9,493,262)	$894,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$74,957	$41,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,688	81,391
Long-lived and other asset impairment	6,969	5,461
Unrealized change in fair value of investment in unconsolidated affiliate	—	1,996
Inventory write-downs	517	359
Amortization of operating lease right-of-use assets	1,827	1,649
Amortization of deferred financing costs	2,323	3,468
Amortization of debt premium	(1,003)	(1,003)
Amortization of capitalized implementation costs	1,562	1,202
Stock-based compensation expense	7,477	6,524
Provision for (benefit from) credit losses	5	(140)
Gain on sale of assets, net	(2,957)	(4,781)
Deferred income tax provision	24,900	15,417
Amortization of contract costs	11,725	10,250
Deferred revenue recognized in earnings	(5,606)	(8,754)
Changes in operating assets and liabilities:
Accounts receivable, net	8,836	(5,462)
Inventory	2,073	(6,642)
Other assets	(4,004)	(2,109)
Contract costs	(9,660)	(12,398)
Accounts payable and other liabilities	(4,661)	(16,102)
Deferred revenue	6,315	7,106
Other	70	(172)
Net cash provided by operating activities	208,353	118,398

Cash flows from investing activities:
Capital expenditures	(191,026)	(187,476)
Proceeds from sale of property, equipment and other assets	17,550	38,093
Proceeds from insurance and other settlements	45	437
Investments in unconsolidated entities	(57)	(2,000)
Net cash used in investing activities	(173,488)	(150,946)

Cash flows from financing activities:
Borrowings of long-term debt	485,825	417,825
Repayments of long-term debt	(462,150)	(327,300)
Payments of debt issuance costs	—	(5,528)
Dividends paid to stockholders	(51,819)	(47,356)
Repurchases of common stock	(1,230)	(2,073)
Taxes paid related to net share settlement of equity awards	(6,462)	(3,775)
Proceeds from stock issued under ESPP	552	382
Net cash provided by (used in) financing activities	(35,284)	32,175
Net decrease in cash and cash equivalents	(419)	(373)
Cash and cash equivalents, beginning of period	1,338	1,566
Cash and cash equivalents, end of period	$919	$1,193

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2023 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

2. Recent Accounting Developments

Accounting Standards Updates Not Yet Implemented

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require significant additional disclosures, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and should be applied on a prospective basis, with a retrospective option. Early adoption is permitted. We are evaluating the impact that the adoption of ASU 2023-09 will have on our consolidated financial statements and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker evaluates segment expenses and operating results. ASU 2023-07 will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis, unless impracticable. Early adoption is permitted. We are evaluating the impact that the adoption of ASU 2023-07 will have on our segment disclosures. We expect that the adoption of ASU 2023-07 will not have a material impact on our consolidated financial statements.

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

3. Inventory

Inventory was comprised of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Parts and supplies	$66,932	$70,759
Work in progress	12,301	11,002
Inventory	$79,233	$81,761

4. Property, Plant and Equipment, Net

Property, plant and equipment, net was comprised of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Compression equipment, facilities and other fleet assets	$3,431,348	$3,326,919
Land and buildings	31,570	30,169
Transportation and shop equipment	101,887	100,474
Computer hardware and software	77,711	77,532
Other	6,079	5,678
Property, plant and equipment	3,648,595	3,540,772
Accumulated depreciation	(1,276,526)	(1,238,790)
Property, plant and equipment, net	$2,372,069	$2,301,982

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

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the three and six months ended June 30, 2023, we recognized unrealized losses of $1.7 million and $2.0 million, respectively, related to the change in fair value of our investment (see Note 14 (“Fair Value Measurements”)). Changes in the fair value of this investment are recognized in other expense, net in our condensed consolidated statements of operations. As of June 30, 2024, our ownership interest in ECOTEC was 25%, which is included in other assets in our condensed consolidated balance sheets.

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

In November 2023, we agreed to serve as the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. We have elected the fair value measurement alternative to account for this investment (see Note 14 (“Fair Value Measurements”)). Adjustments to the carrying value are recognized in other expense, net in our condensed consolidated statements of operations. As of June 30, 2024, the carrying value of our investment in Ionada was $4.3 million which includes our initial investment of $3.8 million; and our fully diluted ownership interest in Ionada was 10%, which is included in other assets in our condensed consolidated balance sheets. Subject to certain conditions, our ownership interest will increase to 24% over the next two years.

6. Long-Term Debt

Long-term debt was comprised of the following as of June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Credit Facility	$310,700	$287,025

6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	7,521	8,524
Unamortized debt issuance costs	(6,231)	(7,081)
	801,290	801,443

6.875% senior notes due April 2027:
Principal outstanding	500,000	500,000
Unamortized debt issuance costs	(3,034)	(3,599)
	496,966	496,401

Long-term debt	$1,608,956	$1,584,869

As of June 30, 2024, there were $4.1 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 7.6% and 7.7% at June 30, 2024 and December 31, 2023, respectively. We incurred $0.4 million of commitment fees on the daily unused amount of the Credit Facility during each of the three months ended June 30, 2024 and 2023, and $0.9 million during each of the six months ended June 30, 2024 and 2023.

As of June 30, 2024, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of June 30, 2024.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2024 and December 31, 2023, we had $4.3 million and $3.9 million, respectively, accrued for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

During the years ended December 31, 2022, and 2021, certain of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. As of each of June 30, 2024 and December 31, 2023, we accrued $0.6 million for these audits.

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

8. Stockholders’ Equity

Share Repurchases

Share Repurchase Program

On April 27, 2023, our Board of Directors authorized a share repurchase program that allowed us to repurchase up to $50.0 million of outstanding common stock. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time. On April 25, 2024, our Board of Directors approved an extension of the Share Repurchase Program upon expiry of the current authorization on April 27, 2024, for an additional 24-month period. Through June 30, 2024, the Company had repurchased 833,346 common shares at an average price of $12.11 per share for an aggregate of $10.1 million. In connection with the extension, the Board of Directors replenished the amount of shares authorized for repurchase under the Share Repurchase Program, resulting in available capacity of $50.0 million. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

Shares Withheld to Cover

The 2020 Plan and 2013 Plan allow us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes shares repurchased:

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(dollars in thousands, except per share amounts)	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased
Shares repurchased under the Share Repurchase Program	—	$—	$—	82,972	$14.83	$1,230
Shares withheld related to net settlement of equity awards	597	17.72	11	386,577	16.72	6,462
Total	597	$17.72	$11	469,549	$16.38	$7,692

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
(dollars in thousands, except per share amounts)	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased
Shares repurchased under the Share Repurchase Program	222,250	$9.33	$2,073	222,250	$9.33	$2,073
Shares withheld related to net settlement of equity awards	201	9.36	2	383,967	9.83	3,775
Total	222,451	$9.33	$2,075	606,217	$9.65	$5,848

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2024 and 2023:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2024
Q2	$0.165	$25,819
Q1	0.165	26,000

2023
Q4	$0.155	$24,190
Q3	0.155	24,250
Q2	0.150	23,504
Q1	0.150	23,852

On July 25, 2024, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock to be paid on August 13, 2024 to stockholders of record at the close of business on August 6, 2024.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

9. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Contract operations:
0 ― 1,000 horsepower per unit	$45,334	$43,176	$90,661	$83,130
1,001 ― 1,500 horsepower per unit	94,687	88,008	190,357	169,814
Over 1,500 horsepower per unit	85,290	69,672	167,155	135,386
Other (1)	157	264	346	535
Total contract operations revenue (2)	225,468	201,120	448,519	388,865

Aftermarket services:
Services	25,675	24,567	51,113	45,816
OTC parts and components sales	19,383	21,856	39,382	42,696
Total aftermarket services revenue (3)	45,058	46,423	90,495	88,512

Total revenue	$270,526	$247,543	$539,014	$477,377
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $1.1 million for each of the three months ended June 30, 2024, and 2023, and $2.2 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

See Note 16 (“Segment Information”) for further information on segments.

Performance Obligations

As of June 30, 2024, we had $631.8 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2029 as follows:

(in thousands)	2024	2025	2026	2027	2028	2029	Total
Remaining performance obligations	$218,909	$244,411	$131,685	$25,523	$10,017	$1,226	$631,771

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As June 30, 2024 and December 31, 2023, our receivables from contracts with customers, net of allowance for credit losses, were $108.3 million and $119.7 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the six months ended June 30, 2024:

(in thousands)
Balance at beginning of period	$587
Provision for credit losses	5
Write-offs charged against allowance	(36)
Balance at end of period	$556

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of June 30, 2024 and December 31, 2023, our contract liabilities were $7.7 million and $7.0 million, respectively.

During the six months ended June 30, 2024, we deferred revenue of $6.3 million and recognized $5.6 million as revenue. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

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

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Idle compressors retired from the active fleet	40	15	65	45
Horsepower of idle compressors retired from the active fleet	32,000	9,000	46,000	23,000
Impairment recorded on idle compressors retired from the active fleet	$4,401	$2,892	$6,969	$5,461

See Note 14 (“Fair Value Measurements”) for further details on fair value accounting.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

11. Restructuring Charges

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. While we did not incur restructuring charges during the six months ended June 30, 2024, we expect to incur additional restructuring charges of $0.1 million related to these restructuring activities.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended June 30, 2023
Organizational restructuring	$(101)	$—	$16	$(85)
Total restructuring charges	$(101)	$—	$16	$(85)

Six months ended June 30, 2023
Organizational restructuring	$101	$—	$861	$962
Total restructuring charges	$101	$—	$861	$962
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2023	2023
Organizational Restructuring
Severance costs	$(85)	$705
Consulting costs	—	257
Total restructuring costs	$(85)	$962

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

Effective Tax Rate

The year-to-date effective tax rate for the six months ended June 30, 2024 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation offset by the benefit from equity-settled long term incentive compensation.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Unrecognized Tax Benefits

As of June 30, 2024, we believe it is reasonably possible that $3.4 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to June 30, 2025 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

13. Earnings Per Common Share

Basic earnings per common share is computed using the two-class method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is determined by dividing net income, after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock-settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, only distributed earnings (dividends) are allocated to participating securities, as participating securities do not have a contractual obligation to participate in our undistributed losses.

Diluted earnings per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding performance-based restricted stock units and stock to be issued pursuant to our ESPP unless their effect would have been anti-dilutive.

The following table shows the calculation of net income attributable to common stockholders, which is used in the calculation of basic and diluted earnings per common share, potential shares of common stock that were included in computing diluted earnings per common share and the potential shares of common stock issuable that were excluded from computing diluted earnings per common share as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net income	$34,425	$24,653	$74,957	$41,138
Less: Allocation of earnings to participating securities	(435)	(354)	(1,180)	(1,072)
Net income attributable to common stockholders	$33,990	$24,299	$73,777	$40,066

Less: Allocation of earnings to cash or share settled restricted stock units	(138)	—	(223)	—
Diluted net income attributable to common stockholders	$33,852	$24,299	$73,554	$40,066

Weighted average common shares outstanding used in basic earnings per common share	154,496	154,358	154,342	154,234
Effect of dilutive securities:
Performance-based restricted stock units	287	54	301	89
ESPP shares	2	—	5	3
Weighted average common shares outstanding used in diluted earnings per common share	154,785	154,412	154,648	154,326

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

14. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of June 30, 2024, we owned a 25% equity interest in ECOTEC (see Note 5 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value option to account for this investment. As of June 30, 2024, the fair value of our investment in ECOTEC was $14.9 million and is classified as Level 3.

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

Additional quantitative information related to the significant unobservable inputs are as follows:

	Significant	Three Months Ended		Three Months Ended
	Unobservable	June 30, 2024		June 30, 2023
	Inputs	Range	Median	Range	Median
Valuation technique:
Discounted cash flow	WACC	0.4% - 20.0%	13.5%	0.0% - 17.4%	10.0%
Guideline public company	Revenue multiple	1.5x - 7.2x	3.8x	1.6x - 10.0x	4.0x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$14,905	$14,549	$14,905	$12,803
Purchases of equity interests	—	—	—	2,000
Unrealized loss (1)	—	(1,742)	—	(1,996)
Balance at end of period	$14,905	$12,807	$14,905	$12,807
(1)	Included in other expense, net in our unaudited condensed consolidated statement of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investment in Ionada

As of June 30, 2024, we had a fully diluted ownership equity interest in Ionada of 10% (see Note 5 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value measurement alternative to account for this investment. As of June 30, 2024, the carrying value of our investment in Ionada was $4.3 million, which includes our initial investment of $3.8 million and cumulative transaction costs of $0.5 million. There have been no upward adjustments, impairments or downward adjustments to the carrying value of the investment. Subject to certain contractual conditions, we will invest, on the same terms and conditions as the initial investment, $1.2 million on November 1, 2024, $1.3 million on November 1, 2025, and $4.8 million prior to July 1, 2026, for a fully diluted ownership interest of 12%, 15% and 24%, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Compressors

During the six months ended June 30, 2024, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our compressors impaired as of June 30, 2024 and December 31, 2023 was as follows:

(in thousands)	June 30, 2024	December 31, 2023
Impaired compressors	$594	$1,423

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of June 30, 2024	$0 - $211 per horsepower	$51 per horsepower
As of December 31, 2023	$0 - $294 per horsepower	$50 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 26% and 33% as of June 30, 2024 and December 31, 2023, respectively.

See Note 10 (“Long-Lived and Other Asset Impairments”) for further details.

Other Financial Instruments

The carrying amounts of our cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to the variable interest rate. The measurement of the fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	June 30, 2024	December 31, 2023
Carrying amount of fixed rate debt (1)	$1,298,256	$1,297,844
Fair value of fixed rate debt	1,295,000	1,289,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 6 (“Long-Term Debt”).

15. Related Party Transactions

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp was $9.9 million and $8.7 million during the three months ended June 30, 2024 and 2023, respectively, and $20.4 million and $17.8 million during the six months ended June 30, 2024 and 2023, respectively. Accounts receivable, net due from Hilcorp was $3.4 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively.

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

We evaluate the performance of our segments based on adjusted gross margin, defined as revenue less cost of sales, exclusive of depreciation and amortization, for each segment. Segment revenue includes only sales to external customers.

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended June 30, 2024
Revenue	$225,468	$45,058	$270,526
Adjusted gross margin	146,190	9,900	156,090

Three months ended June 30, 2023
Revenue	$201,120	$46,423	$247,543
Adjusted gross margin	125,087	11,080	136,167

Six months ended June 30, 2024
Revenue	$448,519	$90,495	$539,014
Adjusted gross margin	291,498	20,337	311,835

Six months ended June 30, 2023
Revenue	$388,865	$88,512	$477,377
Adjusted gross margin	233,350	19,261	252,611

The following table reconciles total adjusted gross margin to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Total adjusted gross margin	$156,090	$136,167	$311,835	$252,611
Less:
Selling, general and administrative	31,163	28,649	62,828	55,074
Depreciation and amortization	43,853	41,210	86,688	81,391
Long-lived and other asset impairment	4,401	2,892	6,969	5,461
Restructuring charges	—	(85)	—	962
Interest expense	27,859	28,630	55,193	55,211
Transaction-related costs	1,782	—	1,782	—
Gain on sale of assets, net	(576)	(1,176)	(2,957)	(4,781)
Other expense, net	128	1,463	267	2,066
Income before income taxes	$47,480	$34,584	$101,065	$57,227

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

17. Subsequent Events

TOPS Acquisition

On July 22, 2024, Archrock and Archrock ELT entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with TOPS Pledge1, LLC (“Pledge1”) and TOPS Pledge2, LLC (together with Pledge1, “Sellers”), pursuant to which, among other things, Archrock ELT will acquire all of the issued and outstanding equity interests in TOPS, a portfolio company managed by certain affiliates of Apollo Global Management, Inc., and, solely with respect to Section 6.25 of the Purchase and Sale Agreement, TOPS Holdings, LLC, a Delaware limited liability company, in exchange for total consideration consisting of: (i) cash equal to $820 million, (ii) 6.87 million newly issued shares of Archrock’s common stock, par value $0.01 per share, subject to adjustment as described below (“Archrock Common Stock” and such shares of Archrock Common Stock issued in connection with the Transaction is referred to herein as the “Stock Consideration”), and (iii) up to approximately $6 million in deferred cash payments (the “Deferred Cash Payments”) payable pursuant and subject to the terms of certain Transaction Payment Agreements entered into and to be entered into between Archrock ELT and certain indirect equity holders of the Sellers who are current employees of TOPS (the “Transaction”). On July 22, 2024, the Board of Directors of Archrock unanimously approved the Purchase and Sale Agreement.

The Transaction is expected to close by the end of 2024, subject to customary closing conditions, including (i) the absence of specified legal impediments to the consummation of the Transaction; (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), with respect to the Transaction; (iii) the parties’ performance, in all material respects, of their respective obligations under the Purchase and Sale Agreement; (iv) subject to specified materiality standards, the accuracy of the parties’ respective representations and warranties as of the closing of the Transaction (the “Closing”); (v) the absence of a Buyer Material Adverse Effect; and (vi) the authorization for listing of the Stock Consideration on the New York Stock Exchange, subject to official notice of issuance.

The Purchase and Sale Agreement contains customary representations, warranties and covenants by the parties. The Purchase and Sale Agreement also contains customary covenants and agreements, including covenants and agreements relating to, among other things, (i) the conduct of the business of TOPS between the date of the signing of the Purchase and Sale Agreement and the Closing and (ii) the efforts of the parties to cause the Transaction to be completed, including actions which may be necessary to cause the expiration or termination of the waiting period under the HSR Act, if applicable. Pursuant to the terms of the Purchase and Sale Agreement, the parties have agreed to take all actions reasonably necessary and appropriate to obtain antitrust clearance in order to facilitate the Closing. However, none of Archrock, Archrock ELT or their respective Affiliates will be required to sell, divest or dispose any assets, properties or businesses in connection with the transactions contemplated by the Purchase and Sale Agreement.

The Purchase and Sale Agreement may be terminated, subject to certain exceptions, (i) upon the mutual written consent of Archrock ELT and Sellers, (ii) if the Closing has not occurred by December 31, 2024, (subject to extension pursuant to the terms of the Purchase and Sale Agreement), (iii) for certain material breaches of representations and warranties or covenants that remain uncured or (iv) upon the occurrence of certain other events specified in the Purchase and Sale Agreement. The Purchase and Sale Agreement further provides that, in certain circumstances upon a valid termination of the Purchase and Sale Agreement pursuant to its terms, Archrock ELT may be required to pay Sellers a termination fee equal to $30.0 million. Further, Sellers may be required to pay Archrock ELT a termination fee equal to $20.0 million.

In connection with the transactions contemplated by the Purchase and Sale Agreement, and as a condition precedent to the Closing, Archrock and Sellers have agreed to enter into a registration rights and lock-up agreement (the “Registration Rights Agreement”) pursuant to which, among other things, Archrock will agree to provide Sellers with customary registration rights with respect to the Stock Consideration. In addition, on the terms and subject to the conditions set forth in the Registration Rights Agreement, Sellers will agree not to sell, transfer or dispose of (i) 50% of the Stock Consideration during a holding period that expires 90 days after the Closing Date and (ii) the remaining 50% of the Stock Consideration during a holding period that expires 180 days after the Closing Date.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

In connection with the Transaction, certain indirect equity holders of the Sellers who are current employees of TOPS (the “Participants”) have each entered into a Transaction Payment Agreement with Archrock ELT, pursuant to which the Participants have agreed that a portion of the Transaction proceeds distributions they will receive in respect of their indirect equity interests in the Sellers will be in the form of the Deferred Cash Payments. The Deferred Cash Payments are generally payable for most participants 50% on the one-year anniversary of the closing of the Transaction and 50% on the two-year anniversary of the closing of the Transaction and are subject to the Participant’s continued employment with Archrock through the payment date, except in the event the Participant’s employment is terminated by Archrock without cause or due to the Participant’s death or disability.

The Offering

On July 22, 2024, Archrock entered into an Underwriting Agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, Evercore Group L.L.C., Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as representatives of the several underwriters (the “Underwriters”), relating to an underwritten offering of 11,000,000 shares of common stock, par value $0.01 per share, of the Company (such offering, the “Offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,650,000 additional shares of Common Stock. On July 23, 2024, the Underwriters exercised this option in full.

The Underwriting Agreement contains customary representations and warranties, agreements and obligations, closing conditions and termination provisions. The Company has agreed to indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and to contribute to any payment that the Underwriter may be required to make because of any of those liabilities.

The Offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-267523) (the “Registration Statement”) that was filed with the SEC and became effective on September 20, 2022, including the prospectus forming a part of the Registration Statement, a preliminary prospectus supplement, which was filed with the SEC on July 22, 2024, and a final prospectus supplement, which was filed with the SEC on July 23, 2024, pursuant to Rule 424(b) under the Securities Act.

The Offering closed on July 24, 2024. The Company intends to use the approximately $256.4 million of net proceeds from the Offering to fund the Transaction, along with cash on hand, borrowings under the Company’s revolving credit facility and, opportunistically to the extent market conditions warrant, other debt financings. In the event that the Transaction is not completed, the proceeds from the Offering will be used for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q and in conjunction with our 2023 Form 10-K.

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

Operating Highlights

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(horsepower in thousands)	2024	2023	2024	2023
Total available horsepower (at period end)(1)	3,806	3,770	3,806	3,770
Total operating horsepower (at period end)(2)	3,601	3,578	3,601	3,578
Average operating horsepower	3,605	3,549	3,607	3,513
Horsepower utilization:
Spot (at period end)	95%	95%	95%	95%
Average	95%	95%	95%	94%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third-party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non-GAAP Financial Measures

Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measure of adjusted gross margin.

We define adjusted gross margin as total revenue less cost of sales, exclusive of depreciation and amortization. Adjusted gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales, exclusive of depreciation and amortization, which are key components of our operations. We believe adjusted gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, our financing methods and income taxes. In addition, depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin, net income (loss) or any other measure presented in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly-titled measure of other entities because other entities may not calculate adjusted gross margin in the same manner.

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restructuring charges, interest expense, gain on sale of assets, net, other expense (income), net and provision for income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to adjusted gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net income	$34,425	$24,653	$74,957	$41,138
Selling, general and administrative	31,163	28,649	62,828	55,074
Depreciation and amortization	43,853	41,210	86,688	81,391
Long-lived and other asset impairment	4,401	2,892	6,969	5,461
Restructuring charges	—	(85)	—	962
Interest expense	27,859	28,630	55,193	55,211
Transaction-related costs	1,782	—	1,782	—
Gain on sale of assets, net	(576)	(1,176)	(2,957)	(4,781)
Other expense, net	128	1,463	267	2,066
Provision for income taxes	13,055	9,931	26,108	16,089
Adjusted gross margin	$156,090	$136,167	$311,835	$252,611

The following table reconciles adjusted gross margin to gross margin, its most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Total revenues	$270,526	$247,543	$539,014	$477,377
Cost of sales, exclusive of depreciation and amortization	(114,436)	(111,376)	(227,179)	(224,766)
Depreciation and amortization	(43,853)	(41,210)	(86,688)	(81,391)
Gross margin	112,237	94,957	225,147	171,220
Depreciation and amortization	43,853	41,210	86,688	81,391
Adjusted gross margin	$156,090	$136,167	$311,835	$252,611

RESULTS OF OPERATIONS

Summary of Results

Revenue was $270.5 million and $247.5 million during the three months ended June 30, 2024, and 2023, respectively, and $539.0 million and $477.4 million during the six months ended June 30, 2024 and 2023, respectively. The increase in revenue was primarily due to increased revenue from our contract operations business during the three months ended June 30, 2024 and both our contract operations business and aftermarket services business during the six months ended June 30, 2024. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $34.4 million and $24.7 million during the three months ended June 30, 2024, and 2023, respectively. The increase was primarily driven by higher adjusted gross margin from both our contract operations business and aftermarket services business. These changes were partially offset by increases in SG&A, depreciation and amortization expense, transaction-related costs and long-lived and other asset impairment, and a decrease in the unrealized change in the fair value of our investment in an unconsolidated affiliate.

Net income was $75.0 million and $41.1 million during the six months ended June 30, 2024, and 2023, respectively. The increase was primarily driven by higher adjusted gross margin from both our contract operations business and aftermarket services business. These changes were partially offset by increases in SG&A, depreciation and amortization expense, transaction-related costs, long-lived and other asset impairment, and decreases in the gain on sale of assets and in the unrealized change in the fair value of our investment in an unconsolidated affiliate.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Contract Operations

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$225,468	$201,120	12%
Cost of sales, exclusive of depreciation and amortization	79,278	76,033	4%
Adjusted gross margin	$146,190	$125,087	17%
Adjusted gross margin percentage (1)	65%	62%	3%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to higher rates and an increase in average operating horsepower for contract compression in response to higher utilization at Archrock and across our industry.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $3.7 million increase in total employee compensation expense and a $1.1 million increase in parts expense. This increase was partially offset by a decrease of $1.9 million in startup expenses resulting from average horsepower utilization for the fleet at record levels as well as fewer unit stops.

Aftermarket Services

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$45,058	$46,423	(3)%
Cost of sales, exclusive of depreciation and amortization	35,158	35,343	(1)%
Adjusted gross margin	$9,900	$11,080	(11)%
Adjusted gross margin percentage (1)	22%	24%	(2)%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business decreased primarily due to a decrease in part sales, partially offset by higher levels of service activities driven by an increase in customer demand.

Adjusted gross margin decreased in our aftermarket services business as a result of decreased revenue which exceeded the decrease in cost of sales, exclusive of depreciation and amortization, due to a mix of product sales.

Costs and Expenses

	Three Months Ended
	June 30,
(in thousands)	2024	2023
Selling, general and administrative	$31,163	$28,649
Depreciation and amortization	43,853	41,210
Long-lived and other asset impairment	4,401	2,892
Restructuring charges	—	(85)
Interest expense	27,859	28,630
Transaction-related costs	1,782	—
Gain on sale of assets, net	(576)	(1,176)
Other expense, net	128	1,463

Selling, general and administrative. The increase in SG&A included a $1.9 million increase in long-term incentive compensation expense, a $0.2 million increase in employee compensation expense and a $0.2 million increase in amortization of capitalized implementation costs, partially offset by a decrease of $0.3 million in legal and other professional fees.

Depreciation and amortization. The increase in depreciation and amortization expense was primarily due to fixed assets additions and accelerated depreciation associated with certain assets. The increase was partially offset by a decrease in depreciation expense associated with assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived asset impairments.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended June 30, 2024 and 2023, we recognized $4.4 million and $2.9 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 10 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	June 30,
(dollars in thousands)	2024	2023
Idle compressors retired from the active fleet	40	15
Horsepower of idle compressors retired from the active fleet	32,000	9,000
Impairment recorded on idle compressors retired from the active fleet	$4,401	$2,892

Interest expense. The decrease in interest expense was primarily due to the write-off of $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement during the three months ended June 30, 2023, and a lower average outstanding balance of long-term debt, partially offset by a decrease in capitalized interest and an increase in interest rates.

Transaction-related costs. We incurred $1.8 million of legal and other professional fees during the three months ended June 30, 2024 related to the TOPS Acquisition.

Gain on sale of assets, net. The decrease in gain on sale of assets was primarily due to gains of $0.3 million on compression asset sales and $0.3 million on transportation asset sales during the three months ended June 30, 2024, compared to gains of $0.6 million on compression asset sales and $0.4 million on other asset sales during the three months ended June 30, 2023.

Other expense, net. The increase in other expense, net was primarily due to a $1.7 million unrealized change in the fair value of our investment in an unconsolidated affiliate recognized during the three months ended June 30, 2023.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income, offset by the reduction in valuation allowance during the three months ended June 30, 2024 compared with the three months ended June 30, 2023.

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Provision for income taxes	$13,055	$9,931	31%
Effective tax rate	27%	28%	(1)%

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Contract Operations

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$448,519	$388,865	15%
Cost of sales, exclusive of depreciation and amortization	157,021	155,515	1%
Adjusted gross margin	$291,498	$233,350	25%
Adjusted gross margin percentage (1)	65%	60%	5%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to higher rates and an increase in average operating horsepower for contract compression in response to higher utilization at Archrock and across our industry.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $5.2 million increase in total employee compensation expense, a $1.8 million increase in parts expense and a $1.4 million increase in local and miscellaneous taxes. This increase was partially offset by a decrease of $6.9 million in startup expenses resulting from average horsepower utilization for the fleet at record levels as well as fewer unit stops.

Aftermarket Services

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$90,495	$88,512	2%
Cost of sales, exclusive of depreciation and amortization	70,158	69,251	1%
Adjusted gross margin	$20,337	$19,261	6%
Adjusted gross margin percentage (1)	22%	22%	0%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business increased primarily due to higher levels of service activities driven by an increase in customer demand, partially offset by a decrease in part sales.

Adjusted gross margin increased in our aftermarket services business as a result of increased revenue which exceeded the increase in cost of sales, exclusive of depreciation and amortization, due to differences in the scope, timing and type of services performed.

Costs and Expenses

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Selling, general and administrative	$62,828	$55,074
Depreciation and amortization	86,688	81,391
Long-lived and other asset impairment	6,969	5,461
Restructuring charges	—	962
Interest expense	55,193	55,211
Transaction-related costs	1,782	—
Gain on sale of assets, net	(2,957)	(4,781)
Other expense, net	267	2,066

Selling, general and administrative. The increase in SG&A included primarily a $5.7 million increase in long-term incentive compensation expense, a $0.6 million increase in short-term incentive compensation expense, a $0.5 million increase in network and computer related costs, a $0.4 million increase in amortization of capitalized implementation costs, a $0.3 million increase in insurance expense and a $0.2 million increase in sales commissions expense, partially offset by a decrease of $0.7 million in professional fees.

Depreciation and amortization. The increase in depreciation and amortization expense was primarily due to fixed assets additions and accelerated depreciation associated with certain assets. The increase was partially offset by a decrease in depreciation expense associated with assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived asset impairments.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the six months ended June 30, 2024 and 2023, we recognized $7.0 million and $5.5 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 10 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
Idle compressors retired from the active fleet	65	45
Horsepower of idle compressors retired from the active fleet	46,000	23,000
Impairment recorded on idle compressors retired from the active fleet	$6,969	$5,461

Restructuring charges. Restructuring charges of $1.0 million during the six months ended June 30, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 11 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The decrease in interest expense was primarily due to the write-off of $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement during the six months ended June 30, 2023, partially offset by a decrease in capitalized interest and an increase in interest rates.

Transaction-related costs. We incurred $1.8 million of legal and other professional fees during the six months ended June 30, 2024 related to the TOPS Acquisition.

Gain on sale of assets, net. The decrease in gain on sale of assets was primarily due to gains of $2.5 million on compression asset sales and $0.4 million on transportation asset sales during the six months ended June 30, 2024 compared to gains of $3.9 million on compression asset sales and $0.8 million on transportation and other asset sales during the six months ended June 30, 2023.

Other expense, net. The increase in other expense, net was primarily due to a $2.0 million unrealized change in the fair value of our investment in an unconsolidated affiliate recognized during the six months ended June 30, 2023.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income and the limitation on executive compensation offset by the benefit from equity-settled long term incentive compensation and reduction in valuation allowance during the six months ended June 30, 2024 compared with the six months ended June 30, 2023.

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Provision for income taxes	$26,108	$16,089	62%
Effective tax rate	26%	28%	(2)%

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

Cash Requirements

Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to provide those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•	operating expenses, namely employee compensation and benefits, inventory and lube oil purchases;
•	growth capital expenditures;
•	maintenance capital expenditures;
•	interest on our outstanding debt obligations;
•	dividend payments to our stockholders; and
•	shares repurchased under the Share Repurchase Program and to cover taxes required to be withheld on the vesting date of long-term incentive grants to employees.

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

Projected Capital Expenditures. While market activity continues to be strong, we currently anticipate reduced capital expenditures in 2024 compared to 2023, which supports free cash flow generation after dividends, and plan to spend approximately $290 million to $300 million in capital expenditures during 2024, primarily consisting of approximately $190 million for growth capital expenditures and approximately $80 million to $85 million for maintenance capital expenditures.

Dividends

On July 25, 2024, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock to be paid on August 13, 2024 to stockholders of record at the close of business on August 6, 2024. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Sources of Cash

Credit Facility

During the six months ended June 30, 2024 and 2023, our Credit Facility had an average debt balance of $287.0 million and $282.5 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 7.6% and 7.7% at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, there were $4.1 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%.

As of June 30, 2024, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of June 30, 2024.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$208,353	$118,398
Investing activities	(173,488)	(150,946)
Financing activities	(35,284)	32,175
Net decrease in cash and cash equivalents	$(419)	$(373)

Operating Activities

The increase in net cash provided by operating activities was primarily due to increased cash inflows of $65.9 million from adjusted gross margin, excluding deferred revenue recognized in earnings and amortization of freight and mobilization charges, changes of $14.3 million in accounts receivable due to increased cash receipts from customers, $11.4 million in accounts payable and accrued liabilities due to a reduction in overall spend and timing of vendor invoice payments and $8.7 million of inventory as a result of improvement in the lead time for parts.

Investing Activities

The increase in net cash used in investing activities was primarily due to a $20.5 million decrease in proceeds from the sale of property, plant and equipment and a $3.6 million increase in capital expenditures, partially offset by a $1.9 million decrease in investments in non-consolidated affiliates.

Financing Activities

The change from net cash provided by financing activities to net cash used in financing activities was primarily due to a $66.9 million decrease in net borrowings of long-term debt, a $4.5 million increase in dividends paid to stockholders and a $2.7 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $5.5 million decrease in payments of debt issuance costs and a $1.2 million increase in common stock purchased under the Share Repurchase Program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at June 30, 2024 would have resulted in an annual increase in our interest expense of $3.1 million.

ITEM 4. CONTROLS AND PROCEDURES

This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Form 10-Q as Exhibits 31.1 and 31.2.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

Other than the following items, there have been no material changes or updates to the risk factors previously disclosed in our 2023 Form 10-K.

Risks Related to the TOPS Acquisition

We may not consummate the TOPS Acquisition.

The TOPS Acquisition is subject to the satisfaction or waiver of customary closing conditions, and we cannot assure you that the TOPS Acquisition will be consummated in the anticipated time frame or at all. If one or more of the closing conditions are not satisfied, the TOPS Acquisition may not be completed. Some of these conditions are beyond our control, and we may elect not to take actions necessary to satisfy these conditions or to ensure that the TOPS Acquisition is not otherwise terminated. In addition, the purchase and sale agreement contains certain termination rights for both parties which, if exercised, will also result in the TOPS Acquisition not being consummated.

If the TOPS Acquisition is delayed, terminated or consummated on terms different than those described in the purchase and sale agreement, the market price of our common stock may decline to the extent that the price of our common stock reflects a market assumption that the TOPS Acquisition will be consummated on the terms described in the purchase and sale agreement or at all. Further, a failed transaction may result in negative publicity or a negative impression of us in the investment community and may affect our relationships with our business partners and the value of our common stock.

Under certain specified circumstances in which the purchase and sale agreement is terminated pursuant to its terms, Archrock ELT may be required to pay sellers a termination fee equal to $30.0 million or, in certain circumstances, sellers may be required to pay Archrock ELT a termination fee equal to $20.0 million. If the purchase and sale agreement is terminated under such circumstances, the termination fee Archrock ELT may be required to pay under the purchase and sale agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses.

We may not be able to achieve the expected benefits of the TOPS Acquisition. We may also encounter significant difficulties in integrating TOPS.

Even if we consummate the TOPS Acquisition, we may not be able to achieve the expected benefits of the TOPS Acquisition. There can be no assurance that the TOPS Acquisition will be beneficial to us. We may not be able to integrate the assets acquired in the TOPS Acquisition without increases in costs or other difficulties. The integration of a business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating our business practices and operations with the business practices and operations of TOPS. The integration process may disrupt our business and, if implemented ineffectively, would restrict the full realization of the anticipated benefits from the TOPS Acquisition. The failure to meet the challenges involved in integrating TOPS and to realize the anticipated benefits of the TOPS Acquisition could have an adverse effect on our business, results of operations, financial condition and prospects, as well as the market price of our common stock. The challenges of integrating the operations of acquired businesses include, among others:

●	difficulties with the integration of the business of TOPS and workforce following the TOPS Acquisition;
●	conditions in the oil and natural gas industry, including the level of production of, demand for or price of oil or natural gas;
●	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;
●	changes in economic or political conditions, including terrorism and legislative changes;
●	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;
●	the risk that counterparties will not perform their obligations under our financial instruments;
●	the financial condition of our customers;
●	our ability to timely and cost-effectively obtain components necessary to conduct our business;
●	employment and workforce factors, including our ability to hire, train and retain key employees;
●	our ability to implement certain business and financial objectives, such as:
●	winning profitable new business;
●	growing our asset base and enhancing asset utilization;
●	integrating acquired businesses;
●	generating sufficient cash; and
●	accessing the capital markets at an acceptable cost;
●	liability related to the use of our services;
●	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;
●	the effectiveness of our control environment, including the identification of control deficiencies; and
●	our level of indebtedness and ability to fund our business.

Many of these factors are outside of our control, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and earnings, and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations. Further, additional unanticipated costs may be incurred in the integration of the acquired business.

The market price of our common stock may decline as a result of the TOPS Acquisition if, among other things, the integration of the properties to be acquired in the TOPS Acquisition is unsuccessful or transaction costs related to the TOPS Acquisition are greater than expected. The market price of our common stock may decline if we do not achieve the perceived benefits of the TOPS Acquisition as rapidly or to the extent anticipated by us or by securities market participants or if the effect of TOPS Acquisition on our business, results of operations or financial condition or prospects is not consistent with our expectations or those of securities market participants.

Any acquisitions we complete, including the TOPS Acquisition, are subject to substantial risks that could reduce our ability to make distributions to our common stockholders.

Even if we do make acquisitions that we believe will increase the amount of cash available for distribution to our common stockholders, these acquisitions, including the TOPS Acquisition, may nevertheless result in a decrease in the amount of cash available for distribution to our common stockholders. Any acquisition, including the TOPS Acquisition, involves potential risks, including, among other things:

●	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
●	our inability to obtain satisfactory title to the assets we acquire; and
●	the occurrence of other significant changes, such as impairment of long-lived assets, asset devaluation or restructuring charges.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Sales of Unregistered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our share repurchase activity for the three months ended June 30, 2024:

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
(dollars in thousands, except per share amounts)	Purchased (1)	Share(2)	or Programs	or Programs
April 1, 2024 — April 30, 2024	—	$—	—	$39,910
May 1, 2024 — May 31, 2024	597	17.72	—	50,000
June 1, 2024 — June 30, 2024	—	—	—	50,000
Total	597	$17.72	—
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1

Composite Certificate of Incorporation of Archrock, Inc., as amended as of November 3, 2015, (incorporated by reference to Exhibit 3.3 to Archrock Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

3.2	Fourth Amended and Restated Bylaws of Exterran Holdings, Inc., now Archrock, Inc. (incorporated by reference to Exhibit 3.1 of Archrock Inc.’s Current Report on Form 8-K filed on July 27, 2023)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T
104.1*	Cover page interactive data file (formatted in Inline XBRL) pursuant to Rule 406 of Regulation S-T

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

July 31, 2024