Form 10-Q
period 2024-09-30
Archrock, Inc.
filed 2024-11-12
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of the common stock of the registrant outstanding as of November 5, 2024: 175,172,118 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Plan	2013 Stock Incentive Plan
2020 Plan	2020 Stock Incentive Plan
2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2027 Notes Tender Offer	$200.0 million partial redemption of the 2027 Notes, completed in August 2024
2028 Notes	$800.0 million of 6.25% senior notes due April 2028, $500.0 million of which was issued in December 2019, $300.0 million of which was issued in December 2020
2032 Notes	$700.0 million of 6.625% senior notes due September 2032, issued in August 2024
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly owned subsidiaries
Archrock ELT	Archrock ELT LLC, an indirect, wholly owned subsidiary of Archrock
ASU	Accounting Standards Update
Credit Facility	$1.1 billion asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement, as amended
ECOTEC	Ecotec International Holdings, LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Amendment to the Amended and Restated Credit Agreement	First Amendment to the Amended and Restated Credit Agreement, dated August 28, 2024, which amended the Amended and Restated Credit Agreement
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
July 2024 Equity Offering	Public underwriting offering whereby Archrock sold approximately 12.7 million shares of its common stock, completed in July 2024
LIBOR	London Interbank Offered Rate
OTC	Over-the-counter, as related to aftermarket services parts and components
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
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
TOPS Acquisition

Transaction completed on August 30, 2024 (“acquisition date”) pursuant to that certain purchase and sale agreement, dated as of July 22, 2024, by and among Archrock, Archrock ELT, TOPS Pledge1, LLC, TOPS Pledge2, LLC and for limited purposes therein, TOPS Holdings, LLC, whereby Archrock acquired all of the issued and outstanding equity interests in TOPS

SOFR	Secured Overnight Financing Rate
U.S.	United States of America
WACC	Weighted-average cost of capital

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2023 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov. These risk factors include, but are not limited to, inability to achieve the expected benefits of the TOPS Acquisition and difficulties in integrating TOPS; risks of the acquisitions, including the TOPS Acquisition, to reduce our ability to make distributions to our common stockholders; risks related to pandemics and other public health crises; an increase in inflation; ongoing international conflicts and tensions; risks related to our operations; competitive pressures; inability to make acquisitions on economically acceptable terms; uncertainty to pay dividends in the future; risks related to a substantial amount of debt and our debt agreements; inability to access the capital and credit markets or borrow on affordable terms to obtain additional capital; inability to fund purchases of additional compression equipment; vulnerability to interest rate increases; uncertainty relating to the phasing out of LIBOR; erosion of the financial condition of our customers; risks related to the loss of our most significant customers; uncertainty of the renewals for our contract operations service agreements; risks related to losing management or operational personnel; dependence on particular suppliers and vulnerability to product shortages and price increases; information technology and cybersecurity risks; tax-related risks; legal and regulatory risks, including climate-related and environmental, social and governance risks.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,749	$1,338
Accounts receivable, net of allowance of $638 and $587, respectively	149,019	124,069
Inventory	84,366	81,761
Other current assets	7,547	5,989
Total current assets	244,681	213,157
Property, plant and equipment, net	3,261,026	2,301,982
Operating lease right-of-use assets	15,222	14,097
Goodwill	116,937	—
Intangible assets, net	78,197	30,182
Contract costs, net	35,938	37,739
Deferred tax assets	2,138	3,192
Other assets	54,241	47,733
Non-current assets of discontinued operations	7,868	7,868
Total assets	$3,816,248	$2,655,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$70,120	$61,026
Accrued liabilities	119,303	85,381
Deferred revenue	5,238	5,736
Total current liabilities	194,661	152,143
Long-term debt	2,236,131	1,584,869
Operating lease liabilities	12,536	12,271
Deferred tax liabilities	41,394	4,921
Other liabilities	32,922	22,857
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	2,525,512	1,784,929

Commitments and contingencies (Note 8)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 185,333,786 and 164,984,401 shares issued, respectively	1,854	1,650
Additional paid-in capital	3,877,203	3,470,576
Accumulated deficit	(2,467,142)	(2,499,931)
Treasury stock: 10,158,142 and 9,020,454 common shares, at cost, respectively	(121,179)	(101,274)
Total equity	1,290,736	871,021
Total liabilities and equity	$3,816,248	$2,655,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Contract operations	$245,420	$207,552	$693,939	$596,417
Aftermarket services	46,741	45,815	137,236	134,327
Total revenue	292,161	253,367	831,175	730,744
Cost of sales, exclusive of depreciation and amortization
Contract operations	79,810	75,273	236,831	230,788
Aftermarket services	34,395	36,688	104,553	105,939
Total cost of sales, exclusive of depreciation and amortization	114,205	111,961	341,384	336,727
Selling, general and administrative	34,059	28,558	96,887	83,632
Depreciation and amortization	48,377	42,155	135,065	123,546
Long-lived and other asset impairment	2,509	2,922	9,478	8,383
Restructuring charges	—	592	—	1,554
Debt extinguishment loss	3,181	—	3,181	—
Interest expense	30,179	28,339	85,372	83,550
Transaction-related costs	9,220	—	11,002	—
Gain on sale of assets, net	(2,218)	(3,237)	(5,175)	(8,018)
Other expense (income), net	(304)	(235)	(37)	1,831
Income before income taxes	52,953	42,312	154,018	99,539
Provision for income taxes	15,437	11,454	41,545	27,543
Net income	$37,516	$30,858	$112,473	$71,996

Basic and diluted earnings per common share	$0.22	$0.20	$0.70	$0.46

Weighted-average common shares outstanding:
Basic	165,847	154,163	158,205	154,210
Diluted	166,173	154,401	158,518	154,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at June 30, 2023	$1,649	164,940,249	$3,463,668	$(2,515,351)	$(94,433)	(8,440,673)	$855,533
Shares repurchased	—	—	—	—	(4,422)	(354,012)	(4,422)
Shares withheld related to net settlement of equity awards	—	—	—	—	(9)	(717)	(9)
Cash dividends ($0.155 per common share)	—	—	—	(24,250)	—	—	(24,250)
Shares issued under ESPP	—	19,494	192	—	—	—	192
Stock-based compensation, net of forfeitures	—	—	3,191	—	—	(44,250)	3,191
Net income	—	—	—	30,858	—	—	30,858
Balance at September 30, 2023	$1,649	164,959,743	$3,467,051	$(2,508,743)	$(98,864)	(8,839,652)	$861,093

Balance at June 30, 2024	$1,658	165,793,798	$3,478,597	$(2,476,793)	$(108,966)	(9,493,262)	$894,496
Shares repurchased	—	—	—	—	(12,107)	(649,854)	(12,107)
Shares withheld related to net settlement of equity awards	—	—	—	—	(106)	(5,291)	(106)
Cash dividends ($0.165 per common share)	—	—	—	(27,865)	—	—	(27,865)
Shares issued under ESPP	—	14,485	263	—	—	—	263
Stock-based compensation, net of forfeitures	—	1,853	3,738	—	—	(9,735)	3,738
Net proceeds from issuance of common stock	127	12,650,000	255,620	—	—	—	255,747
Shares issued for TOPS Acquisition	69	6,873,650	138,985	—	—	—	139,054
Net income	—	—	—	37,516	—	—	37,516
Balance at September 30, 2024	$1,854	185,333,786	$3,877,203	$(2,467,142)	$(121,179)	(10,158,142)	$1,290,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$(88,585)	(7,810,548)	$860,693
Shares repurchased	—	—	—	—	(6,495)	(576,262)	(6,495)
Shares withheld related to net settlement of equity awards	—	—	—	—	(3,784)	(384,684)	(3,784)
Cash dividends ($0.455 per common share)	—	—	—	(71,606)	—	—	(71,606)
Shares issued under ESPP	1	61,494	573	—	—	—	574
Stock-based compensation, net of forfeitures	14	1,459,236	9,701	—	—	(68,158)	9,715
Net income	—	—	—	71,996	—	—	71,996
Balance at September 30, 2023	$1,649	164,959,743	$3,467,051	$(2,508,743)	$(98,864)	(8,839,652)	$861,093

Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$(101,274)	(9,020,454)	$871,021
Shares repurchased	—	—	—	—	(13,337)	(732,826)	(13,337)
Shares withheld related to net settlement of equity awards	—	—	—	—	(6,568)	(391,868)	(6,568)
Cash dividends ($0.495 per common share)	—	—	—	(79,684)	—	—	(79,684)
Shares issued under ESPP	—	49,602	815	—	—	—	815
Stock-based compensation, net of forfeitures	8	776,133	11,207	—	—	(12,994)	11,215
Net proceeds from issuance of common stock	127	12,650,000	255,620	—	—	—	255,747
Shares issued for TOPS Acquisition	69	6,873,650	138,985	—	—	—	139,054
Net income	—	—	—	112,473	—	—	112,473
Balance at September 30, 2024	$1,854	185,333,786	$3,877,203	$(2,467,142)	$(121,179)	(10,158,142)	$1,290,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$112,473	$71,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,065	123,546
Long-lived and other asset impairment	9,478	8,383
Non-cash restructuring charges	—	211
Unrealized change in fair value of investment in unconsolidated affiliate	—	1,996
Inventory write-downs	568	381
Amortization of operating lease right-of-use assets	2,789	2,488
Amortization of deferred financing costs	3,575	4,599
Amortization of debt premium	(1,504)	(1,504)
Amortization of capitalized implementation costs	2,259	1,841
Debt extinguishment loss	3,181	—
Stock-based compensation expense	11,215	9,715
Provision for (benefit from) credit losses	95	(234)
Gain on sale of assets, net	(5,175)	(8,018)
Deferred income tax provision	40,483	26,411
Amortization of contract costs	17,771	15,636
Deferred revenue recognized in earnings	(9,707)	(11,043)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,883)	(7,315)
Inventory	3,449	(1,672)
Other assets	(3,303)	(1,635)
Contract costs	(15,970)	(18,854)
Accounts payable and other liabilities	(7,126)	10,745
Deferred revenue	10,598	10,733
Other	(78)	62
Net cash provided by operating activities	305,253	238,468

Cash flows from investing activities:
Capital expenditures	(261,044)	(261,977)
Proceeds from sale of property, equipment and other assets	24,204	54,663
Proceeds from insurance and other settlements	45	1,157
Cash paid in TOPS Acquisition, net of cash acquired	(866,568)	—
Investments in unconsolidated entities	(1,307)	(2,000)
Net cash used in investing activities	(1,104,670)	(208,157)

Cash flows from financing activities:
Borrowings of long-term debt	1,133,425	577,725
Repayments of long-term debt	(974,275)	(522,075)
Proceeds from 2032 Notes offering	700,000	—
Partial repayment of 2027 Notes	(201,987)	—
Payments of debt issuance costs	(12,308)	(5,734)
Dividends paid to stockholders	(79,684)	(71,606)
Repurchases of common stock	(13,337)	(6,495)
Taxes paid related to net share settlement of equity awards	(6,568)	(3,784)
Net proceeds from issuance of common stock	255,747	—
Proceeds from stock issued under ESPP	815	574
Net cash provided by (used in) financing activities	801,828	(31,395)
Net increase (decrease) in cash and cash equivalents	2,411	(1,084)
Cash and cash equivalents, beginning of period	1,338	1,566
Cash and cash equivalents, end of period	$3,749	$482

Supplemental disclosure of non-cash investing transactions:
Issuance of Archrock common stock pursuant to TOPS Acquisition	$139,054	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2023 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

2. Recent Accounting Developments

Accounting Standards Updates Not Yet Implemented

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require significant additional disclosures, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, and should be applied on a prospective basis, with a retrospective option. Early adoption is permitted. We are evaluating the impact that the adoption of ASU 2023-09 will have on our consolidated financial statements and related disclosures.

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

3. Business Transactions

TOPS Acquisition

On August 30, 2024, we completed the TOPS Acquisition, whereby we acquired all of the issued and outstanding equity interests in TOPS, including a fleet of approximately 580,000 horsepower, including approximately 530,000 operating horsepower, for aggregate consideration consisting of $869.1 million in cash and 6,873,650 shares of common stock with an acquisition date fair value of $139.1 million. The cash portion of the purchase price was funded with proceeds from the July 2024 Equity Offering and the 2032 Notes offering and borrowings under the Credit Facility. The purchase price paid is subject to customary post-closing adjustments in accordance with the terms of the purchase and sale agreement.

The TOPS Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations. Our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, identifiable intangible assets and goodwill. Post-closing adjustments to the purchase price could impact future depreciation and amortization as well as income tax expense. The final valuation of net assets acquired is expected to be completed as soon as practicable, but no later than one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$2,498
Accounts receivable	9,694
Inventory	6,944
Other current assets	495
Property, plant and equipment	872,053
Operating lease right-of-use assets	1,424
Goodwill	116,937
Intangible assets	52,775
Other assets	4,032
Accounts payable, trade	(48,609)
Accrued liabilities	(4,666)
Operating lease liabilities	(1,424)
Other liabilities	(4,032)
Purchase price	$1,008,121

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The valuation methodologies and significant inputs for fair value measurements are detailed by asset class below. The fair value measurements for property, plant and equipment and intangible assets are based on significant inputs that are not observable in the market and therefore represent Level 3 measurements.

Property, Plant and Equipment

The preliminary amount of property, plant and equipment is primarily comprised of electric motor drive compression equipment that will depreciate on a straight-line basis over an estimated average remaining useful life of 25 years. The preliminary fair value of the property, plant and equipment was determined using both the cost and market approach. Under the cost approach, we estimated the replacement cost of the assets by evaluating recent purchases of similar assets or published data, then adjusted replacement cost for physical deterioration and functional and economic obsolescence, as applicable. We then considered the market approach by comparing our estimated dollar per horsepower to market comparables and market participant assumptions and adjusted as necessary.

Other fixed assets were valued using the indirect cost method, whereby we applied asset-specific trend information using published indexes to calculate the estimated replacement cost of assets that were identified to be reflected at historical cost. Other assets were depreciated based on published normal useful life estimates and prior experience with similar assets.

Intangible Assets

The intangible assets consist of customer relationships and trade names that have estimated useful lives of 12 years and five years, respectively. The preliminary amount of intangible assets and their associated useful life were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

The fair value of the identifiable intangible assets related to customer relationships was determined using the multi-period excess earnings method, which is a specific application of the discounted cash flow method, an income approach, whereby we estimated and then discounted the future cash flows of the intangible asset by adjusting overall business revenue for attrition, obsolescence, cost of sales, operating expenses, taxes and the required returns attributable to other contributory assets acquired. Significant estimates made in arriving at expected future cash flows included our expected customer attrition rate and the amount of earnings attributable to the assets. To discount the estimated future cash flows, we utilized a discount rate that was at a premium to our WACC to reflect the less liquid nature of the customer relationships relative to the tangible assets acquired.

It is generally accepted that the fair market value of a trade name is best measured by the relief-from-royalty method under the income approach, whereby we calculated the royalty savings by estimating a reasonable royalty rate that a third party would negotiate in a licensing agreement expressed as a percentage of total revenue involving a trade name. The revenue related to the trade name was multiplied by the selected royalty rate over the estimated expected useful life of the trade name to arrive at the royalty savings. The royalty savings were tax effected and discounted to present value using a discount rate commensurate with the risk profile of the trade name relative to our WACC and the return on the other acquired assets of TOPS.

Goodwill

The preliminary amount of goodwill resulting from the TOPS Acquisition is attributable to the expansion of our services in the Permian Basin where we currently operate and was allocated to our contract operations segment. The goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of potential impairment exist. All of the goodwill recorded for the TOPS Acquisition is expected to be deductible for U.S. federal income tax purposes.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Tax Contingency and Indemnification Asset

In connection with the TOPS Acquisition, we recorded a non-income tax based contingency of $4.3 million and a corresponding indemnification asset of $4.3 million based on facts existing on the date of acquisition. The tax contingency arose from pre-acquisition activities of TOPS. As part of the acquisition, the sellers agreed to indemnify us for certain tax contingencies up to $21.6 million as of the acquisition date. Dependent upon facts and circumstances, the sellers’ indemnification obligation may be reduced over a period of five years from the acquisition date but may also be extended until the resolution of claims timely submitted to the sellers.

The results of operations attributable to the TOPS Acquisition have been included in our condensed consolidated financial statements as part of our contract operations segment since the date of acquisition. Revenue attributable to the assets acquired from the acquisition date through September 30, 2024 was $15.6 million. We are unable to provide earnings attributable to the assets and liabilities acquired since the acquisition date, as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Transaction-Related Costs

In connection with the TOPS Acquisition, we recorded $9.2 million and $11.0 million of transaction-related costs in our condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.

The following table presents transaction-related cost incurred by cost type:

	Three months ended	Nine months ended
(in thousands)	September 30, 2024	September 30, 2024
Professional fees (1)	$8,762	$10,544
Compensation-related costs (2)	363	363
Other costs	95	95
Total transaction-related costs	$9,220	$11,002
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to employee retention and other compensation related arrangements associated with the acquisition. Payments are due and payable at various times up to and including the two-year anniversary of the TOPS Acquisition.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2024 and 2023 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the TOPS Acquisition. The TOPS Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2023, and reflects the following:

●	the effects of the employee retention and other compensation-related arrangements associated with the TOPS Acquisition;

●	the application of our accounting policies and adjusting the results of TOPS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2023;

●	the interest expense resulting from the 2032 Notes, the 2027 Notes Tender Offer, and the First Amendment to the Amended and Restated Credit Agreement;

●	the exclusion of $8.8 million and $10.5 million of nonrecurring financial advisory, legal, audit and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. The nine months ended September 30, 2023 pro forma earnings were adjusted to reflect these charges; and

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

●	the income tax effects of the adjustments based on the estimated blended statutory tax rate of 23%.

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$321,775	$282,657	$940,244	$806,243
Net income attributable to Archrock stockholders	49,494	29,318	133,164	50,791

4. Inventory

Inventory was comprised of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Parts and supplies	$70,824	$70,759
Work in progress	13,542	11,002
Inventory	$84,366	$81,761

5. Property, Plant and Equipment, Net

Property, plant and equipment, net was comprised of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Compression equipment, facilities and other fleet assets	$4,301,892	$3,326,919
Land and buildings	31,936	30,169
Transportation and shop equipment	117,296	100,474
Computer hardware and software	77,912	77,532
Other	6,106	5,678
Property, plant and equipment	4,535,142	3,540,772
Accumulated depreciation	(1,274,116)	(1,238,790)
Property, plant and equipment, net	$3,261,026	$2,301,982

6. Investments in Unconsolidated Affiliates

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment-by-investment basis at initial recognition.

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the nine months ended September 30, 2023, we recognized unrealized losses of $2.0 million related to the change in fair value of our investment (see Note 15 (“Fair Value Measurements”)). Changes in the fair value of this investment are recognized in other expense, net in our condensed consolidated statements of operations. In August 2024, ECOTEC issued a pro-rata capital call to certain investors, including Archrock, which resulted in an additional investment of $1.3 million in ECOTEC. As of September 30, 2024, our ownership interest in ECOTEC was 25%, which is included in other assets in our condensed consolidated balance sheets.

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

In November 2023, we agreed to serve as the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small- to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. We have elected the fair value measurement alternative to account for this investment (see Note 15 (“Fair Value Measurements”)). Adjustments to the carrying value are recognized in other expense, net in our condensed consolidated statements of operations. As of September 30, 2024, the carrying value of our investment in Ionada was $4.3 million, which includes our initial investment of $3.8 million; and our fully diluted ownership interest in Ionada was 10%, which is included in other assets in our condensed consolidated balance sheets. Subject to certain conditions, our ownership interest will increase to 24% over the next two years.

7. Long-Term Debt

Long-term debt was comprised of the following as of September 30, 2024, and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Credit Facility	$446,175	$287,025

6.625% senior notes due September 2032:
Principal outstanding	700,000	—
Unamortized debt issuance costs	(9,629)	—
	690,371	—
6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	7,020	8,524
Unamortized debt issuance costs	(5,816)	(7,081)
	801,204	801,443
6.875% senior notes due April 2027:
Principal outstanding	300,000	500,000
Unamortized debt issuance costs	(1,619)	(3,599)
	298,381	496,401

Long-term debt	$2,236,131	$1,584,869

2032 Notes

On August 26, 2024, we completed a private offering of $700.0 million aggregate principal amount of 6.625% senior notes due September 2032 and received net proceeds of $690.3 million after deducting issuance costs. The $9.7 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statement of operations over the term of the notes. A portion of the net proceeds were used to fund a portion of the cash consideration for the TOPS Acquisition, the 2027 Notes Tender Offer and to repay borrowings outstanding under our Credit Facility.

The 2032 Notes have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the U.S. except pursuant to a registration exemption under the Securities Act and applicable state securities laws. We offered and issued the 2032 Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain non-U.S. persons outside the U.S. in accordance with Regulation S under the Securities Act.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The 2032 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us, and by all of our existing subsidiaries, other than Archrock Partners Finance Corp., which is the issuer of the 2032 Notes. The 2032 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness.

We may, at our option, redeem all of part of the 2032 Notes at any time on or after September 1, 2027, at specified redemption prices, plus any accrued and unpaid interest. In addition, prior to September 1, 2027, we may redeem up to 40% of the 2032 Notes at specified redemption prices and make-whole premiums, plus any accrued and unpaid interest.

2027 Notes Tender Offer

In connection with the offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million, which reflects approximately 101% of the aggregate principal amount of the tendered 2027 Notes and $0.2 million of agent and legal fees. On the date of tender, the net carrying value of the tendered 2027 Notes was $198.8 million and we recorded a debt extinguishment loss of $3.2 million in our condensed consolidated statements of operations.

First Amendment to the Amended and Restated Credit Agreement

On August 28, 2024, we amended our Amended and Restated Credit Agreement to, among other things:

●	increase the borrowing capacity of the Credit Facility from $750.0 million to $1.1 billion;
●	increase the portion of the Credit Facility available for the issuance of swing line loans from $75.0 million to $110.0 million;
●	increase the cash dominion trigger threshold amount from $75.0 million to $110.0 million;
●	add certain financial institutions as lenders under the Credit Facility;
●	join a newly formed wholly owned subsidiary of Archrock Services, L.P. as a guarantor and grantor under the Credit Facility; and
●	modify certain other covenants to which we are subject to.

During both the three and nine months ended September 30, 2024, we incurred $2.6 million in transaction costs related to the First Amendment to the Amended and Restated Credit Agreement, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility.

Amended and Restated Credit Agreement

On May 16, 2023, we amended and restated our Credit Facility to, among other things:

●	extend the maturity date of the Credit Facility from November 8, 2024 to May 16, 2028 (or December 2, 2026 or December 3, 2027 if any portion of the 2027 Notes and 2028 Notes, respectively, remain outstanding at such date);
●	change the referenced rate from LIBOR to SOFR so that borrowings under the Credit Facility bear interest at, based on our election, either a base rate or SOFR, plus an applicable margin; and
●	increase the portion of the Credit Facility available for the issuance of swing line loans from $50.0 million to $75.0 million.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

As of September 30, 2024, there were $4.1 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 7.2% and 7.7% at September 30, 2024 and December 31, 2023, respectively. We incurred $0.6 million and $0.4 million of commitment fees on the daily unused amount of the Credit Facility during the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $1.3 million during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of September 30, 2024.

8. Commitments and Contingencies

Insurance Matters

Our business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of natural gas or well fluids and fires or explosions. As is customary in our industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. We believe that our insurance coverage is customary for the industry and adequate for our business, however; losses and liabilities not covered by insurance would increase our costs.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2024 and December 31, 2023, we had $8.9 million and $3.9 million, respectively, accrued for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

As of both September 30, 2024 and December 31, 2023, $0.6 million of the tax contingencies mentioned above related to audits that have advanced from the audit review phase to the contested hearing phase. As of September 30, 2024, $4.3 million of the tax contingencies mentioned above had an offsetting indemnification asset. None were indemnified as of December 31, 2023.

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

9. Stockholders’ Equity

July 2024 Equity Offering

On July 24, 2024, Archrock sold, pursuant to a public underwriting offering, 12,650,000 shares, including 1,650,000 shares pursuant to an over-allotment option. Archrock received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. Proceeds from this equity offering were used to fund a portion of the TOPS Acquisition.

TOPS Acquisition

On August 30, 2024, we completed the TOPS Acquisition and issued 6,873,650 shares of common stock to the sellers as part of the acquisition purchase price. The acquisition date fair value was $139.1 million and is reflected in common stock and additional paid-in capital in our condensed consolidated statements of equity. See Note 3 (“Business Transactions”) for further details.

Share Repurchases

Share Repurchase Program

On April 27, 2023, our Board of Directors authorized a share repurchase program that allowed us to repurchase up to $50.0 million of outstanding common stock. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time. On April 25, 2024, our Board of Directors approved an extension of the Share Repurchase Program upon expiry of the current authorization on April 27, 2024, for an additional 24-month period. Through September 30, 2024, we had repurchased 1,483,200 common shares at an average price of $14.97 per share for an aggregate of $22.2 million. In connection with the extension, the Board of Directors replenished the amount of shares authorized for repurchase under the Share Repurchase Program, resulting in available capacity of $50.0 million. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

Shares Withheld to Cover

The 2020 Plan and 2013 Plan allow us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes shares repurchased:

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
(dollars in thousands, except per share amounts)	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased
Shares repurchased under the Share Repurchase Program	649,854	$18.63	$12,107	732,826	$18.20	$13,337
Shares withheld related to net settlement of equity awards	5,291	20.05	106	391,868	16.76	6,568
Total	655,145	$18.64	$12,213	1,124,694	$17.70	$19,905

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
(dollars in thousands, except per share amounts)	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased
Shares repurchased under the Share Repurchase Program	354,012	$12.49	$4,422	576,262	$11.27	$6,495
Shares withheld related to net settlement of equity awards	717	12.75	9	384,684	9.84	3,784
Total	354,729	$12.49	$4,431	960,946	$10.70	$10,279

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2024 and 2023:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2024
Q3	$0.165	$27,865
Q2	0.165	25,819
Q1	0.165	26,000

2023
Q4	$0.155	$24,190
Q3	0.155	24,250
Q2	0.150	23,504
Q1	0.150	23,852

On October 24, 2024, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock to be paid on November 13, 2024 to stockholders of record at the close of business on November 6, 2024.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

10. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Contract operations:
0 ― 1,000 horsepower per unit	$60,589	$43,142	$151,250	$126,272
1,001 ― 1,500 horsepower per unit	96,160	90,016	286,517	259,830
Over 1,500 horsepower per unit	88,529	74,140	255,684	209,526
Other (1)	142	254	488	789
Total contract operations revenue (2)	245,420	207,552	693,939	596,417

Aftermarket services:
Services	27,396	24,860	78,509	70,676
OTC parts and components sales	19,029	20,955	58,411	63,651
Other	316	—	316	—
Total aftermarket services revenue (3)	46,741	45,815	137,236	134,327

Total revenue	$292,161	$253,367	$831,175	$730,744
(1) Primarily relates to fees associated with owned non-compression equipment.
(2) Includes $1.5 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.8 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3) Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue and other revenue is recognized at a point in time.

See Note 17 (“Segment Information”) for further details.

Performance Obligations

As of September 30, 2024, we had $828.3 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2029 as follows:

(in thousands)	2024	2025	2026	2027	2028	2029	Total
Remaining performance obligations	$175,887	$387,950	$208,119	$41,617	$12,350	$2,403	$828,326

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As September 30, 2024 and December 31, 2023, our receivables from contracts with customers, net of allowance for credit losses, were $141.1 million and $119.7 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the nine months ended September 30, 2024:

(in thousands)
Balance at beginning of period	$587
Provision for credit losses	95
Write-offs charged against allowance	(44)
Balance at end of period	$638

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of September 30, 2024 and December 31, 2023, our contract liabilities were $7.9 million and $7.0 million, respectively.

During the nine months ended September 30, 2024, we deferred revenue of $10.6 million and recognized $9.7 million as revenue. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

11. Long-Lived and Other Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

Compression Fleet

We periodically review the future deployment of our idle compression assets for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determine that certain idle compressors should be retired from the active fleet. The retirement of these units from the active fleet triggers a review of these assets for impairment, and as a result of our review, we may record an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit is estimated based on the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets, we evaluate for impairment idle units that were culled from our fleet in prior years and are available for sale. Based on that review, we may reduce the expected proceeds from disposition and record additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Idle compressors retired from the active fleet	15	30	80	75
Horsepower of idle compressors retired from the active fleet	12,000	16,000	58,000	39,000
Impairment recorded on idle compressors retired from the active fleet	$2,509	$2,922	$9,478	$8,383

See Note 15 (“Fair Value Measurements”) for further details.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

12. Restructuring Charges

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. We did not incur restructuring charges during the nine months ended September 30, 2024, and we do not expect to incur additional restructuring charges related to these restructuring activities.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended September 30, 2023
Organizational restructuring	$—	$387	$205	$592
Total restructuring charges	$—	$387	$205	$592

Nine months ended September 30, 2023
Organizational restructuring	$101	$387	$1,066	$1,554
Total restructuring charges	$101	$387	$1,066	$1,554
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2023	2023
Organizational Restructuring
Severance costs	$592	$1,296
Consulting costs	—	258
Total restructuring costs	$592	$1,554

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

Effective Tax Rate

The year-to-date effective tax rate for the nine months ended September 30, 2024 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation offset by the benefit from equity-settled long-term incentive compensation.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Unrecognized Tax Benefits

As of September 30, 2024, we believe it is reasonably possible that $3.5 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to September 30, 2025 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

14. Earnings Per Common Share

Basic earnings per common share is computed using the two-class method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is determined by dividing net income, after deducting amounts allocated to participating securities, by the weighted-average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock-settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, only distributed earnings (dividends) are allocated to participating securities, as participating securities do not have a contractual obligation to participate in our undistributed losses.

Diluted earnings per common share is computed using the weighted-average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding performance-based restricted stock units and stock to be issued pursuant to our ESPP unless their effect would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net income	$37,516	$30,858	$112,473	$71,996
Less: Allocation of earnings to participating securities	(430)	(434)	(1,607)	(1,418)
Net income attributable to common stockholders	$37,086	$30,424	$110,866	$70,578

Less: Allocation of earnings to cash or share settled restricted stock units	(129)	—	(352)	—
Diluted net income attributable to common stockholders	$36,957	$30,424	$110,514	$70,578

Weighted-average common shares outstanding used in basic earnings per common share	165,847	154,163	158,205	154,210
Effect of dilutive securities:
Performance-based restricted stock units	325	235	306	181
ESPP shares	1	3	7	7
Weighted-average common shares outstanding used in diluted earnings per common share	166,173	154,401	158,518	154,398

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of September 30, 2024, we owned a 25% equity interest in ECOTEC (see Note 6 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value option to account for this investment. As of September 30, 2024, the fair value of our investment in ECOTEC was $16.2 million and is classified as Level 3.

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

Additional quantitative information related to the significant unobservable inputs are as follows:

	Significant	Three Months Ended		Three Months Ended
	Unobservable	September 30, 2024		September 30, 2023
	Inputs	Range	Median	Range	Median
Valuation technique:
Discounted cash flow	WACC	0.4% - 20.0%	13.5%	0.0% - 17.4%	10.0%
Guideline public company	Revenue multiple	1.5x - 7.2x	3.8x	1.6x - 10.0x	4.0x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$14,905	$12,807	$14,905	$12,803
Purchases of equity interests	1,250	—	1,250	2,000
Unrealized loss (1)	—	—	—	(1,996)
Balance at end of period	$16,155	$12,807	$16,155	$12,807
(1)	Included in other expense, net in our unaudited condensed consolidated statement of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investment in Ionada

As of September 30, 2024, we had a fully diluted ownership equity interest in Ionada of 10% (see Note 6 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value measurement alternative to account for this investment. As of September 30, 2024, the carrying value of our investment in Ionada was $4.3 million, which includes our initial investment of $3.8 million and cumulative transaction costs of $0.5 million. There had been no upward adjustments, impairments or downward adjustments to the carrying value of the investment as of September 30, 2024. Subject to certain contractual conditions additional investments may be made on the same terms and conditions as the initial investment, $1.2 million in November 2024, $1.3 million in November 2025 and $4.8 million prior to July 2026, for a fully diluted ownership interest of 12%, 15% and 24%, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Compressors

During the nine months ended September 30, 2024, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted-average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our compressors impaired as of September 30, 2024 and December 31, 2023 was as follows:

(in thousands)	September 30, 2024	December 31, 2023
Impaired compressors	$853	$1,423

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of September 30, 2024	$0 - $211 per horsepower	$49 per horsepower
As of December 31, 2023	$0 - $294 per horsepower	$50 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 25% and 33% as of September 30, 2024 and December 31, 2023, respectively.

See Note 11 (“Long-Lived and Other Asset Impairments”) for further details.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	September 30, 2024	December 31, 2023
Carrying amount of fixed rate debt (1)	$1,789,956	$1,297,844
Fair value of fixed rate debt	1,823,000	1,289,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 7 (“Long-Term Debt”).

16. Related Party Transactions

ECOTEC

During both the three and nine months ended September 30, 2024, we made purchases of $0.3 million from our unconsolidated affiliate ECOTEC for use in our operations.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp was $10.2 million and $8.9 million during the three months ended September 30, 2024 and 2023, respectively, and $30.6 million and $26.7 million during the nine months ended September 30, 2024 and 2023, respectively. Accounts receivable, net due from Hilcorp was $3.6 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively.

17. Segment Information

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

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended September 30, 2024
Revenue	$245,420	$46,741	$292,161
Adjusted gross margin	165,610	12,346	177,956

Three months ended September 30, 2023
Revenue	$207,552	$45,815	$253,367
Adjusted gross margin	132,279	9,127	141,406

Nine months ended September 30, 2024
Revenue	$693,939	$137,236	$831,175
Adjusted gross margin	457,108	32,683	489,791

Nine months ended September 30, 2023
Revenue	$596,417	$134,327	$730,744
Adjusted gross margin	365,629	28,388	394,017

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles total adjusted gross margin to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Total adjusted gross margin	$177,956	$141,406	$489,791	$394,017
Less:
Selling, general and administrative	34,059	28,558	96,887	83,632
Depreciation and amortization	48,377	42,155	135,065	123,546
Long-lived and other asset impairment	2,509	2,922	9,478	8,383
Restructuring charges	—	592	—	1,554
Debt extinguishment loss	3,181	—	3,181	—
Interest expense	30,179	28,339	85,372	83,550
Transaction-related costs	9,220	—	11,002	—
Gain on sale of assets, net	(2,218)	(3,237)	(5,175)	(8,018)
Other expense (income), net	(304)	(235)	(37)	1,831
Income before income taxes	$52,953	$42,312	$154,018	$99,539

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

Recent Business Developments

TOPS Acquisition

On August 30, 2024, we completed the TOPS Acquisition whereby we acquired all of the issued and outstanding equity interests in TOPS, including a fleet of approximately 580,000 horsepower for aggregate consideration consisting of $869.1 million in cash and 6,873,650 shares of common stock with an acquisition date fair value of $139.1 million. The cash portion of the purchase price was funded with proceeds from the July 2024 Equity Offering, the 2032 Notes offering and borrowings under the Credit Facility. See Note 3 (“Business Transactions”) for further details.

2032 Notes

On August 26, 2024, we completed a private offering of $700.0 million aggregate principal amount of 6.625% senior notes due September 2032 and received net proceeds of $690.3 million after deducting issuance costs. The $9.7 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statement of operations over the term of the notes. A portion of the net proceeds was used to fund a portion of the cash consideration for the TOPS Acquisition, the 2027 Notes Tender Offer and to repay borrowings outstanding under our Credit Facility. See Note 7 (“Long-Term Debt”) for further details.

2027 Notes Tender Offer

In connection with the TOPS Acquisition and offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million, which reflects approximately 101% of the aggregate principal amount of the tendered 2027 Notes and $0.2 million of agent and legal fees. On the date of tender, the net carrying value of the tendered 2027 Notes was $198.8 million and we recorded a debt extinguishment loss of $3.2 million in our condensed consolidated statements of operations. See Note 7 (“Long-Term Debt”) for further details.

July 2024 Equity Offering

On July 24, 2024, Archrock sold, pursuant to a public underwriting offering, 12,650,000 shares, including 1,650,000 shares pursuant to an over-allotment option. Archrock received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. Proceeds from this equity offering were used to fund a portion of the TOPS Acquisition.

Operating Highlights

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(horsepower in thousands)	2024	2023	2024	2023
Total available horsepower (at period end)(1)	4,418	3,773	4,418	3,773
Total operating horsepower (at period end)(2)	4,179	3,608	4,179	3,608
Average operating horsepower(3)	3,757	3,593	3,668	3,539
Horsepower utilization:
Spot (at period end)	95%	96%	95%	96%
Average	95%	95%	95%	94%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third-party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
(3)	Includes operating horsepower as of September 30, 2024 for compressors acquired in the TOPS Acquisition.

Non-GAAP Financial Measures

Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measure of adjusted gross margin.

We define adjusted gross margin as total revenue less cost of sales, exclusive of depreciation and amortization. Adjusted gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales, exclusive of depreciation and amortization, which are key components of our operations. We believe adjusted gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, our financing methods and income taxes. In addition, depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin, net income (loss) or any other measure presented in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of other entities because other entities may not calculate adjusted gross margin in the same manner.

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, long-lived and other asset impairments, restructuring charges, debt extinguishment loss, interest expense, transaction-related costs, gain on sale of assets, net, other expense (income), net and provision for income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to adjusted gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net income	$37,516	$30,858	$112,473	$71,996
Selling, general and administrative	34,059	28,558	96,887	83,632
Depreciation and amortization	48,377	42,155	135,065	123,546
Long-lived and other asset impairment	2,509	2,922	9,478	8,383
Restructuring charges	—	592	—	1,554
Debt extinguishment loss	3,181	—	3,181	—
Interest expense	30,179	28,339	85,372	83,550
Transaction-related costs	9,220	—	11,002	—
Gain on sale of assets, net	(2,218)	(3,237)	(5,175)	(8,018)
Other expense (income), net	(304)	(235)	(37)	1,831
Provision for income taxes	15,437	11,454	41,545	27,543
Adjusted gross margin	$177,956	$141,406	$489,791	$394,017

The following table reconciles adjusted gross margin to gross margin, its most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Total revenues	$292,161	$253,367	$831,175	$730,744
Cost of sales, exclusive of depreciation and amortization	(114,205)	(111,961)	(341,384)	(336,727)
Depreciation and amortization	(48,377)	(42,155)	(135,065)	(123,546)
Gross margin	129,579	99,251	354,726	270,471
Depreciation and amortization	48,377	42,155	135,065	123,546
Adjusted gross margin	$177,956	$141,406	$489,791	$394,017

RESULTS OF OPERATIONS

Summary of Results

Revenue was $292.2 million and $253.4 million during the three months ended September 30, 2024 and 2023, respectively, and $831.2 million and $730.7 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in revenue was primarily due to increased revenue from our contract operations business during the three and nine months ended September 30, 2024. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $37.5 million and $30.9 million during the three months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by higher adjusted gross margin from both our contract operations business and aftermarket services business. These changes were partially offset by increases in transaction-related costs, depreciation and amortization, SG&A, provision for income taxes, debt extinguishment loss and interest expense, and a decrease in gain on sale of assets, net.

Net income was $112.5 million and $72.0 million during the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by higher adjusted gross margin from both our contract operations business and aftermarket services business. These changes were partially offset by increases in provision for income taxes, SG&A, depreciation and amortization, transaction-related costs, debt extinguishment loss, interest expense, long-lived and other asset impairment, and decreases in the gain on sale of assets, net and the unrealized change in the fair value of our investment in an unconsolidated affiliate.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Contract Operations

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$245,420	$207,552	18%
Cost of sales, exclusive of depreciation and amortization	79,810	75,273	6%
Adjusted gross margin	$165,610	$132,279	25%
Adjusted gross margin percentage (1)	67%	64%	4%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to $20.7 million in higher rates, an increase of $15.6 million due to the compression units acquired in the TOPS Acquisition and increase in average operating horsepower for contract compression.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $3.9 million increase in total employee compensation expense and a $1.4 million increase in parts expense. This increase was partially offset by a decrease of $1.9 million in lube oil expenses as a result of lower prices.

Aftermarket Services

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$46,741	$45,815	2%
Cost of sales, exclusive of depreciation and amortization	34,395	36,688	(6)%
Adjusted gross margin	$12,346	$9,127	35%
Adjusted gross margin percentage (1)	26%	20%	6%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business increased primarily due to higher levels of service activities driven by an increase in customer demand, and maintenance service contracts, which was partially offset by a decrease in part sales.

Adjusted gross margin increased in our aftermarket services business as a result of increased revenue and decreased cost of sales, exclusive of depreciation and amortization, due to a difference in the scope, timing and type of services performed, including additional work associated with maintenance service contracts.

Costs and Expenses

	Three Months Ended
	September 30,
(in thousands)	2024	2023
Selling, general and administrative	$34,059	$28,558
Depreciation and amortization	48,377	42,155
Long-lived and other asset impairment	2,509	2,922
Restructuring charges	—	592
Debt extinguishment loss	3,181	—
Interest expense	30,179	28,339
Transaction-related costs	9,220	—
Gain on sale of assets, net	(2,218)	(3,237)
Other income, net	(304)	(235)

Selling, general and administrative. The increase in SG&A primarily included a $3.6 million increase in employee incentive and other compensation expense, a $0.5 million increase in amortization of capitalized implementation costs and a $0.5 million increase in legal and other professional fees.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to fixed assets additions, including $3.7 million depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition. These increases were partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived and other asset impairments.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended September 30, 2024 and 2023, we recognized $2.5 million and $2.9 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 11 (“Long-Lived Asset and Other Impairments”) for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
Idle compressors retired from the active fleet	15	30
Horsepower of idle compressors retired from the active fleet	12,000	16,000
Impairment recorded on idle compressors retired from the active fleet	$2,509	$2,922

Restructuring charges. Restructuring charges of $0.6 million during the three months ended September 30, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 12 (“Restructuring Charges”) for further details

Debt extinguishment loss. We incurred $3.2 million of debt extinguishment loss during the three months ended September 30, 2024 as a result of the 2027 Notes Tender Offer.

Interest expense. The increase in interest expense was primarily related to a higher average outstanding balance of long-term debt due to the 2032 Notes offering, an increase in the outstanding balance on the Credit Facility and higher interest rates, partially offset by the 2027 Notes Tender Offer.

Transaction-related costs. We incurred $9.2 million of financial advisory, legal and other professional fees and retention and other employee compensation costs during the three months ended September 30, 2024 related to the TOPS Acquisition.

Gain on sale of assets, net. The decrease in gain on sale of assets, net was primarily due to gains of $2.6 million on compression asset sales during the three months ended September 30, 2024, compared to gains of $3.2 million on compression asset sales during the three months ended September 30, 2023.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended September 30, 2024 compared with the three months ended September 30, 2023.

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Provision for income taxes	$15,437	$11,454	35%
Effective tax rate	29%	27%	2%

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Contract Operations

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$693,939	$596,417	16%
Cost of sales, exclusive of depreciation and amortization	236,831	230,788	3%
Adjusted gross margin	$457,108	$365,629	25%
Adjusted gross margin percentage (1)	66%	61%	5%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased primarily due to $70.0 million in higher rates, an increase of $15.6 million due to the compression units acquired in the TOPS Acquisition and an increase in average operating horsepower for contract compression.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $9.1 million increase in total employee compensation expense, a $3.2 million increase in parts expense and a $1.6 million increase in local and miscellaneous taxes. This increase was partially offset by a decrease of $6.7 million in startup expenses resulting from average horsepower utilization for the fleet at record levels as well as fewer unit stops and a decrease of $3.0 million in lube oil expenses as a result of lower prices.

Aftermarket Services

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$137,236	$134,327	2%
Cost of sales, exclusive of depreciation and amortization	104,553	105,939	(1)%
Adjusted gross margin	$32,683	$28,388	15%
Adjusted gross margin percentage (1)	24%	21%	3%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business increased primarily due to higher levels of service activities driven by an increase in customer demand, and maintenance service contracts partially offset by a decrease in part sales.

Adjusted gross margin increased in our aftermarket services business as a result of increased revenue and decreased cost of sales, exclusive of depreciation and amortization, due to differences in the scope, timing and type of services performed, including additional work associated with maintenance service contracts.

Costs and Expenses

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Selling, general and administrative	$96,887	$83,632
Depreciation and amortization	135,065	123,546
Long-lived and other asset impairment	9,478	8,383
Restructuring charges	—	1,554
Debt extinguishment loss	3,181	—
Interest expense	85,372	83,550
Transaction-related costs	11,002	—
Gain on sale of assets, net	(5,175)	(8,018)
Other expense (income), net	(37)	1,831

Selling, general and administrative. The increase in SG&A primarily included a $10.2 million increase in employee incentive and other compensation expense and a $0.9 million increase in network and computer-related costs, partially offset by a decrease of $0.5 million in professional fees.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to fixed assets additions, including $3.7 million depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition, and accelerated depreciation associated with certain assets. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived asset impairments.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the nine months ended September 30, 2024 and 2023, we recognized $9.5 million and $8.4 million, respectively, of impairment charges to write down these compressors to their fair value. See Note 11 (“Long-Lived Asset and Other Impairments”) for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
Idle compressors retired from the active fleet	80	75
Horsepower of idle compressors retired from the active fleet	58,000	39,000
Impairment recorded on idle compressors retired from the active fleet	$9,478	$8,383

Restructuring charges. Restructuring charges of $1.6 million during the nine months ended September 30, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 12 (“Restructuring Charges”) for further details.

Debt extinguishment loss. We incurred $3.2 million of debt extinguishment loss during the nine months ended September 30, 2024 as a result of the 2027 Notes Tender Offer.

Interest expense. The increase in interest expense was primarily related to a higher average outstanding balance of long-term debt due to the 2032 Notes offering, an increase in the outstanding balance on the Credit Facility and higher interest rates. These increases were partially offset by the 2027 Notes Tender Offer and the write-off of $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement during the nine months ended September 30, 2023.

Transaction-related costs. We incurred $11.0 million of financial advisory, legal and other professional fees and retention and other employee compensation costs during the nine months ended September 30, 2024 related to the TOPS Acquisition.

Gain on sale of assets, net. The decrease in gain on sale of assets, net was primarily due to gains of $5.1 million on compression asset sales during the nine months ended September 30, 2024 compared to gains of $7.3 million on compression asset sales during the nine months ended September 30, 2023.

Other expense (income), net. The change from other expense, net to other income, net was primarily due to a $2.0 million unrealized change in the fair value of our investment in an unconsolidated affiliate recognized during the nine months ended September 30, 2023.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income and the limitation on executive compensation offset by the benefit from equity-settled long-term incentive compensation and reduction in valuation allowance during the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023.

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Provision for income taxes	$41,545	$27,543	51%
Effective tax rate	27%	28%	(1)%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility. Our cash flow is affected by numerous factors, including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We have no near-term maturities and believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our future liquidity needs.

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

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Projected Capital Expenditures. We expect approximately $260 million in growth capital expenditures in 2024, including $190 million for our pre-acquisition business.  The $70 million increase is exclusively related to the addition of the TOPS’ backlog and the remaining payments to packagers at delivery. This backlog is substantially committed to customers.

Dividends

On October 24, 2024, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock to be paid on November 13, 2024 to stockholders of record at the close of business on November 6, 2024. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Sources of Cash

Credit Facility

During the nine months ended September 30, 2024 and 2023, our Credit Facility had an average debt balance of $268.7 million and $294.5 million, respectively. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 7.2% and 7.7% at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, there were $4.1 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%.

As of September 30, 2024, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of September 30, 2024.

2032 Notes and 2027 Notes Tender Offer

On August 26, 2024, we completed a private offering of $700.0 million aggregate principal amount of 6.625% senior notes due September 2032 and received net proceeds of $690.3 million after deducting issuance costs. In connection with the offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million. See Note 7 (“Long-Term Debt”) for further details.

July 2024 Equity Offering

On July 24, 2024, Archrock sold, pursuant to a public underwriting offering, 12,650,000 shares, including 1,650,000 shares pursuant to an over-allotment option. Archrock received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. See Note 9 (“Stockholders’ Equity”) for further details.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$305,253	$238,468
Investing activities	(1,104,670)	(208,157)
Financing activities	801,828	(31,395)
Net increase (decrease) in cash and cash equivalents	$2,411	$(1,084)

Operating Activities

The increase in net cash provided by operating activities was primarily due to increased cash inflows of $99.0 million from adjusted gross margin, excluding deferred revenue recognized in earnings and amortization of freight and mobilization charges, changes of $5.1 million in inventory as a result of improvement in the lead time for parts and of $2.4 million in accounts receivable due to increased cash receipts from customers. These increases were partially offset by changes of $17.9 million in accounts payable and accrued liabilities due in part to accrued interest paid in connection with the 2027 Notes Tender Offer.

Investing Activities

The increase in net cash used in investing activities was primarily due to $869.1 million of cash paid in the TOPS Acquisition and a $30.5 million decrease in proceeds from the sale of property, plant and equipment.

Financing Activities

The change from net cash used in financing activities to net cash provided by financing activities was primarily due to $700.0 million of proceeds from the issuance of the 2032 Notes, $255.7 million of proceeds from the July 2024 Equity Offering and a $103.5 million increase in net borrowings of long-term debt, partially offset by $202.0 million for the 2027 Notes Tender Offer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at September 30, 2024 would have resulted in an annual increase in our interest expense of $4.5 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We may not be able to achieve the expected benefits of the TOPS Acquisition and there can be no assurance that the TOPS Acquisition will be beneficial to us. We may not be able to integrate the assets acquired in the TOPS Acquisition without increases in costs or other difficulties. The integration of a business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating our business practices and operations with the business practices and operations of TOPS. The integration process may disrupt our business and, if implemented ineffectively, would restrict the full realization of the anticipated benefits from the TOPS Acquisition. The failure to meet the challenges involved in integrating TOPS and to realize the anticipated benefits of the TOPS Acquisition could have an adverse effect on our business, results of operations, financial condition and prospects, as well as the market price of our common stock. The challenges of integrating the operations of acquired businesses include, among others:

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

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our share repurchase activity for the three months ended September 30, 2024:

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
(dollars in thousands, except per share amounts)	Purchased (1)	Share(2)	or Programs	or Programs
July 1, 2024 — July 31, 2024	4,575	$20.13	—	$50,000
August 1, 2024 — August 31, 2024	598,930	18.62	598,214	38,859
September 1, 2024 — September 30, 2024	51,640	18.70	51,640	37,893
Total	655,145	$18.64	649,854
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the 2023 Share Repurchase Program during the period. See Note 9 (“Stockholders Equity”) for further details.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

2.1#

Purchase and Sale Agreement, dated as of July 22, 2024, by and among Archrock ELT LLC, Archrock, Inc., TOPS Pledge1, LLC and TOPS Pledge2, LLC and, solely with respect to Section 6.25 of the Purchase and Sale Agreement, TOPS Holdings, LLC (incorporated by reference to Exhibit 2.1 to Archrock, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2024)

3.1

Composite Certificate of Incorporation of Archrock, Inc., as amended as of November 3, 2015, (incorporated by reference to Exhibit 3.3 to Archrock Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

3.2	Fourth Amended and Restated Bylaws of Exterran Holdings, Inc., now Archrock, Inc. (incorporated by reference to Exhibit 3.1 of Archrock Inc.’s Current Report on Form 8-K filed on July 27, 2023)
4.1

Indenture, dated as of August 26, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Archrock, Inc.’s Current Report on Form 8-K filed with the SEC on August 26, 2024)

4.2

Supplemental Indenture, dated August 26, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and Computershare Trust Company (as successor in interest to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Archrock, Inc.’s Current Report on Form 8-K filed with the SEC on August 26, 2024)

4.3

Supplemental Indenture, dated August 26, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and Computershare Trust Company (as successor in interest to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.3 to Archrock, Inc.’s Current Report on Form 8-K filed with the SEC on August 26, 2024)

10.1

Purchase Agreement, dated as of August 12, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Archrock, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2024)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2024, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Archrock, Inc.’s Current Report on Form 8-K filed with the SEC on August 28, 2024)

10.3

Registration Rights and Lock-Up Agreement, dated as of August 30, 2024, by and between Archrock, Inc., TOPS Pledge1, LLC, TOPS Pledge2, LLC and TOPS NewCo, LLC (incorporated by reference to Exhibit 10.1 to Archrock, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

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

*     Filed herewith

** Furnished, not filed

# Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5)The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request

SIGNATURES

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

November 12, 2024