Form 10-K
period 2024-12-31
Archrock, Inc.
filed 2025-02-25
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2024: $3,066,717,416.

Number of shares of the common stock of the registrant outstanding as of February 18, 2025: 175,268,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

GLOSSARY

The following terms and abbreviations appearing in the text of this report, including the Financial Statements, have the meanings indicated below.

2020 Plan	2020 Stock Incentive Plan
Form 10–K	Annual Report on Form 10–K for the year ended December 31, 2024
2027 Notes	$500.0 million of 6.875% senior notes due April 2027
2027 Notes Tender Offer	$200.0 million partial redemption of the 2027 Notes, completed in August 2024
2028 Notes	$800.0 million of 6.25% senior notes due April 2028
2032 Notes	$700.0 million of 6.625% senior notes due September 2032, issued in August 2024
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, and which governs the Credit Facility
AMNAX	Alerian Midstream Energy Index
AMZ	Alerian MLP Index
Archrock ELT	Archrock ELT LLC, an indirect, wholly owned subsidiary of Archrock
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly owned subsidiaries
ARRC	Alternative Reference Rates Committee
ASU	Accounting Standards Update
ATM Agreement

Equity Distribution Agreement, dated February 23, 2021, entered into with Wells Fargo Securities, LLC and BofA Securities, Inc., as sales agents, relating to the at–the–market offer and sale of shares of our common stock from time to time

Bcf/d	Billion cubic feet per day
BoLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CIS CSC	Center for Internal Security Critical Security Controls
CISSP	Certified Information Systems Security Professional
Code	Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
Congress	The United States Congress is the legislature of the federal government of the United States, composed of a lower body, the House of Representatives, and an upper body, the Senate
COP	Conference of the Parties of the United Nations Framework Convention on Climate Change
Credit Facility	$1.1 billion asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement
CWA	Clean Water Act
Debt Agreements	Credit Facility, 2027 Notes, 2028 Notes and 2032 Notes, collectively
DOE	Department of Energy
DSDP	Directors’ Stock and Deferral Plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
ECOTEC	Ecotec International Holdings, LLC
EIA	U.S. Energy Information Administration
EIA Outlook	February 2025 EIA Short Term Outlook
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Funds Effective Rate	The target interest rate depository institutions charge each other for overnight loans of funds

Financial Statements	Consolidated financial statements included in Part IV Item 15 of this Form 10–K
First Amendment to the Amended and Restated Credit Agreement	First Amendment to the Amended and Restated Credit Agreement, dated August 28, 2024, which amended the Amended and Restated Credit Agreement
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
IRS	Internal Revenue Service
IT	Information Technology
July 2024 Equity Offering	Public underwriting offering whereby Archrock sold approximately 12.7 million shares of its common stock, completed in July 2024
LIBOR	London Interbank Offered Rate
LNG	Liquified natural gas
MMb/d	Million barrels per day
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NSPS	New Source Performance Standards
OOOOb and OOOOc	Subpart of the NSPS commonly referred to as the EPA’s methane rule for new and existing sources
OSHA	Occupational Safety and Health Act
OTC	Over–the–counter, as related to aftermarket services parts and components
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
ppb	Parts per billion
Prime Rate	Rate of interest last quoted by The Wall Street Journal as the prime rate in the U.S.
RCRA	Resource Conservation and Recovery Act
ROU	Right–of–use, as related to operating leases
S&P 500	S&P 500 Composite Stock Price Index
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
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
Spin–off

Spin–off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation in November 2015. Exterran Corporation was subsequently acquired by Enerflex Ltd. in October 2022.

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

UNFCCC	United Nations Framework Convention on Climate Change
U.S.	United States of America
VOC	Volatile organic compounds
WACC	Weighted average cost of capital

FORWARD–LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements within the meaning of the Exchange Act, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, adjusted gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements are described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10–K. These risk factors include, but are not limited to, risks related to macroeconomic conditions, including an increase in inflation and trade tensions; pandemics and other public health crises; ongoing international conflicts and tensions; risks related to our operations; competitive pressures; risks of acquisitions to reduce our ability to make distributions to our common stockholders; inability to make acquisitions on economically acceptable terms; risks related to our sustainability initiatives; uncertainty to pay dividends in the future; risks related to a substantial amount of debt and our debt agreements; inability to access the capital and credit markets or borrow on affordable terms to obtain additional capital; inability to fund purchases of additional compression equipment; vulnerability to interest rate increases; erosion of the financial condition of our customers; risks related to the loss of our most significant customers; uncertainty of the renewals for our contract operations service agreements; risks related to losing management or operational personnel; dependence on particular suppliers and vulnerability to product shortages and price increases; information technology and cybersecurity risks; tax-related risks; legal and regulatory risks, including climate-related and environmental, social and governance risks.

All forward-looking statements included in this Form 10-K are based on information available to us on the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-K.

PART I

Item 1. Business

We were incorporated in February 2007 as a wholly owned subsidiary of Universal Compression Holdings, Inc. In August 2007, Universal Compression Holdings, Inc. and Hanover Compressor Company merged into our wholly owned subsidiaries and we became Exterran Holdings, Inc., the parent entity of Universal Compression Holdings, Inc. and Hanover Compressor Company. In November 2015, we completed the spin–off of our international contract operations, international aftermarket services and global fabrication business into a standalone public company operating as Exterran Corporation, and we were renamed “Archrock, Inc.”

We are an energy infrastructure company with a primary focus on midstream natural gas compression and a commitment to helping our customers produce, compress and transport natural gas in a safe and environmentally responsible way. We are a premier provider of natural gas compression services to customers in the energy industry throughout the U.S., and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must–run service that is essential to the production, processing, transportation and storage of natural gas. Our mission to help our customers deliver natural gas in an affordable and responsible manner, to a variety of critical industries is more critical now than ever.

We operate in two business segments:

•	Contract Operations – Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide compression services to our customers.
•	Aftermarket Services – Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment, including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

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

Compression is typically required throughout the natural gas production and transportation cycle, including at the wellhead, throughout gathering and distribution systems, into and out of processing and storage facilities and along intrastate and interstate pipelines. Our service offerings focus primarily on midstream applications, with 64% of our operating fleet being used in the gathering and processing cycle stages. The remaining 36% of our operating fleet is used in gas lift applications.

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

During the years ended December 31, 2024, 2023 and 2022, we generated 85%, 82% and 80%, respectively, of our total revenue from contract operations.

Compression Fleet

The compressors that we own and use to provide contract operations services are predominantly large horsepower, which we define as greater than 1,000 horsepower per unit, and consist primarily of reciprocating compressors driven by natural gas–powered or electric motor drive engines. Our fleet is largely standardized around major components and key suppliers, which minimizes our fleet operating costs and maintenance capital requirements, reduces inventory costs, facilitates low–cost compressor resizing and improves technical proficiency in our maintenance and overhaul operations, which in turn allows us to achieve higher uptime while maintaining lower operating costs.

All of our compressors are designed to automatically shut down if operating conditions deviate from a pre–determined range and substantially all are also equipped with telematic devices that enable us to remotely monitor the units. We maintain field service locations from which we service and overhaul our fleet. Our equipment undergoes routine and preventive maintenance in accordance with our established maintenance schedules, standards and procedures, which we update as technology changes and as our operations group develops new techniques and procedures to better service our equipment. In our experience, these maintenance practices maximize equipment life and unit availability, minimize emissions and avoidable downtime while reducing the overall maintenance expenditures over the equipment life. As of December 31, 2024, the average age of our operating fleet was 10 years.

The following table summarizes the size of our natural gas compression fleet as of December 31, 2024:

		Aggregate
	Number	Horsepower	% of
	of Units	(in thousands)	Horsepower
0 — 1,000 horsepower per unit	2,994	1,146	26%
1,001 — 1,500 horsepower per unit	1,241	1,683	38%
Over 1,500 horsepower per unit	729	1,572	36%
Total	4,964	4,401	100%

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

Term and Termination. Our customers typically contract for our contract operations services on a site–by–site basis that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which generally ranges from 12 to 36 months, or up to 60 months for the largest horsepower units in our fleet, contract operations services generally continue on a month–to–month basis until terminated by either party with 30 days’ advance notice.

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

Aftermarket Services Overview

Our aftermarket services business sells parts and components and provides operations, major and routine maintenance, overhaul and reconfiguration services to customers who own compression equipment. We believe that we are particularly well–qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, our aftermarket services business provides opportunities to cross–sell our contract operations services. During the years ended December 31, 2024, 2023 and 2022, we generated 15%, 18% and 20%, respectively, of our total revenue from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

Superior safety performance. We believe our collective safety performance is pivotal to the success of our business and is of primary importance to our customers. We have a strong safety culture and a proven ability to safely manage our business in a variety of commodity and economic environments. Our safety–centric culture has consistently produced industry–leading safety performance for many years, including a 2024 total recordable incident rate of 0.17.

Large horsepower. As of December 31, 2024, we have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. In addition, 74% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale wells, which are generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling, which brings multiple wells to a single well site with larger volumes of gas, (iii) increasing well lateral lengths, which increase natural gas flow through gas gathering systems, and (iv) high probability drilling programs that allow for efficient infrastructure planning.

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

Large and stable customer base. We have strong relationships with a deep base of midstream companies and natural gas and crude oil producers. Our contract operations revenue base is sourced from approximately 280 customers operating throughout all major U.S. natural gas and crude oil producing regions.

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

Diversified geographic footprint. We operate in substantially all major natural gas and crude oil producing regions in the U.S. We have a meaningful presence in associated gas plays, including the Permian and Eagle Ford shales, which, combined, account for approximately three-fourths of our operating horsepower. Increased size and geographic density offer compression services providers operating and cost advantages. As the number of compression locations and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel increases at a lesser rate, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. Our large fleet and numerous operating locations throughout the U.S., combined with our ability to efficiently move equipment among producing regions, mean that we are not dependent on production activity in any particular region. We believe our size, geographic scope and broad customer base give us more flexibility in meeting our customers’ needs than many of our competitors and provide us with improved operating expertise and business development opportunities.

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

Technology Deployment. We are focused on harnessing technology across all aspects of our business to drive operational efficiencies and enhance our value proposition to our customers. This includes the automation of workflows, integration of digital and mobile tools for our field service technicians, expanded remote monitoring capabilities of our compression fleet and emissions solutions. We believe these efforts, among other things, will help us achieve increased asset uptime, improve the efficiency of our field service technicians, improve our supply chain and inventory management and reduce our emissions and carbon footprint, thereby improving our profitability as discussed further below in “Business Strategies.”

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

Improve profitability. We are focused on increasing productivity and optimizing our processes. Between 2019 and 2021, we invested in a process and technology transformation project that replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. Beginning in 2023, our focus shifted to fully harnessing these technologies across our business. We expect the technological transformations to lower our internal costs and improve our profitability over time. Implementing telematics and advanced data analysis across our fleet has enabled us to respond more quickly and optimally to downtime events, minimize prolonged troubleshooting, prevent unnecessary unit touches and stops, which are the primary cause of wear and tear of the equipment, and, ultimately, predict failures before they occur. We expect this will increase the number of units a field service technician can oversee and reduce vehicle miles traveled and fuel consumption, thereby also reducing emissions.

In addition, our primary focus is on large horsepower equipment as we aim to continue to capitalize on the trends that have been driving, and that we believe will continue to drive the demand for these units. As part of this strategy, we sold approximately 175,000 and 199,000 of horsepower units during the years ended December 31, 2024 and 2023, respectively.  Of the units sold during the years ended December 31, 2024 and 2023, approximately 75% and 80%, respectively, were small horsepower units.

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

Customers

Our customer base consists primarily of companies engaged in all aspects of the oil and natural gas industry, including large integrated and independent oil and natural gas processors, gatherers and transporters. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for their compression needs. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. During the years ended December 31, 2024, 2023 and 2022, our five most significant customers collectively accounted for 35%, 33% and 32%, respectively, of our contract operations and aftermarket services revenue. During the year ended December 31, 2024, one customer accounted for $121.4 million, or more than 10% of our consolidated revenue, and another customer accounted for more than 13% of our consolidated trade accounts receivable, both primarily related to our contract operations segment.

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

The primary U.S. federal environmental laws to which our operations are subject include the CAA and regulations thereunder, which regulate air emissions; the CWA and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the RCRA and regulations thereunder, which regulate the management and disposal of hazardous and non–hazardous solid wastes; and the CERCLA and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the OSHA and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply. We also acknowledge the potential for policy shifts that could impact our operations. On January 20, 2025, the current administration issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the U.S., including the revocation of approximately 80 former administration-era executive orders related to public health, the environment, climate change and climate-related financial risks. The current administration also declared a “national energy emergency,” directing agencies to expedite conventional energy projects. While the extent of the current administration’s changes to the environmental regulatory landscape in the U.S. is unknown at this time, it is possible that additional changes in the future could impact our results of operation and those of our customers.

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

New Source Performance Standards. In June 2016, the EPA issued final regulations under the CAA amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation imposed both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also established methane standards for a subset of equipment that the NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the VOC standards to the remaining unregulated equipment.

On March 8, 2024, the EPA published even more stringent rules with respect to methane and VOC for new and existing sources, via NSPS Subparts OOOOb and OOOOc, with the OOOOb rules for sources constructed, modified, or reconstructed after December 6, 2022, which became effective on May 7, 2024. The OOOOc rules for existing sources gives the States a two-year deadline to develop and submit to EPA plans for addressing emissions from those sources.

On April 10, 2024, BoLM published a separate final rule, known as the “Waste Prevention, Production Subject to Royalties, and Resource Conservation” rule, to address methane emissions from oil and gas activities on public lands, which became effective on June 10, 2024. The rule is currently stayed pending litigation in North Dakota, Texas, Montana, Wyoming, and Utah. Among the newly adopted methane requirements that may impact our operations are broader applicability to compression equipment relative to the existing rules, increased work practices and inspection requirements and mandates for certain new zero–emissions equipment.

Both the EPA rules and the BoLM rules are subject to ongoing judicial challenges.

Meanwhile, several states — including, most notably, New Mexico and Colorado — have continued to develop their own more stringent methane rules that will or are anticipated to impose additional requirements on the industry. For example, Colorado’s Air Quality Control Commission adopted the “Midstream Rule” on December 20, 2024, to address GHG emissions from midstream oil and gas operations, including from natural gas compressor stations. Under the Midstream Rule, midstream facilities must begin taking steps to reduce GHG emissions from combustion fuel equipment by February 14, 2025.

We do not believe that these rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, which impact could be material.

National Ambient Air Quality Standards. On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75-ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non–attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. In June 2021, the EPA commenced a process for reconsidering the December 2020 decision. In August 2023, the EPA announced a new review of the ozone NAAQS and most recently released reports on December 23, 2024, related to its review. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan involving new NAAQS standards.

General. New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows. Notably, opposition to energy development and infrastructure projects has led to regulatory and judicial challenges to new facilities, including compression facilities, in many states. While we have not directly faced any such challenges to the facilities at which we provide contract operations and know of no pending or threatened efforts targeting those facilities, expanded opposition to energy infrastructure, including facilities at which we provide contract operations or in the future might otherwise have an opportunity to provide contract operations, could potentially give rise to material impacts in the future.

Climate Change

Climate change legislation and regulatory initiatives may arise from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of GHGs such as carbon dioxide and methane.

Congress and various federal and state legislative and regulatory bodies have previously considered legislation to restrict or regulate emissions of GHG. Energy legislation and other initiatives continue to be proposed that may be relevant to GHG emissions issues. For example, the SEC adopted rules in March 2024 that would, if the rules survive legal challenge, mandate extensive disclosure for certain public companies of climate-related data, risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions. Almost half of the states, either individually or through multi–state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Various states, such as California, Colorado and New York have passed or proposed similar climate change disclosure laws. Although most of the state–level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our natural gas–powered compressors could become subject to GHG–related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Our customers or other business partners may require us to provide additional climate-related information if they are also subject to these or additional climate-related disclosure laws or regulations. These actions could result in increased (i) costs to operate and maintain our facilities, (ii) capital expenditures to install new emission controls on our facilities, and (iii) costs to administer and manage any potential GHG emissions regulations or carbon trading or tax programs. Such climate-related disclosure requirements could result in increased compliance costs, and possible litigation and reputational risks if such disclosures are incomplete, inaccurate, misleading or do not otherwise meet the expectations of our stakeholders. Moreover, such requirements may not always be uniform across jurisdictions, which may result in increased complexity and cost for compliance. In addition, we may take voluntary steps to mitigate any impact our operations might have on climate change.

As a result, we may experience increases in energy, transportation and raw material costs, capital expenditures or insurance premiums; however, there is no guarantee that such efforts will have the desired effects.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative action by Congress also occurred in August 2022 with the Inflation Reduction Act, signed into law by the former administration, which provides $391 billion in funding for research and development and incentives for low-carbon energy production methods, carbon capture, and other programs directed at encouraging de-carbonization and addressing climate change. The IRA also amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s GHG Reporting Program. In November 2024, the EPA released its final rule to implement the methane emissions fee with an effective date in January 2025, which is expected to apply to reporting year 2024 emissions. Twenty-three states have filed a lawsuit challenging the rule, and the change in U.S. presidential administration provides additional uncertainty as to the rule’s future. While the current administration has issued an executive order pausing the disbursement of funds appropriated through the IRA and roll back these environmental policies implemented during the former administration, U.S. climate leaders have vowed to continue protecting and building on climate progress. Such legislation, regulations, and initiatives, as well as uncertainty regarding the future success of such regulations and initiatives in reducing demand for oil and gas, could indirectly affect our business and our results of operations by reducing demand for our services.

Separately, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions. In 2024, we did not operate any facilities that were subject to these reporting obligations. In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for large sources of GHG emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward but is not expected to cause us to incur material costs. As noted above, the EPA has undertaken efforts to regulate emissions of methane, considered a GHG, in the oil and gas sector, and could develop additional, more stringent rules in the future.

In an executive order issued on January 20, 2021, the former administration asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of GHG emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The former administration adopted an interim social cost of carbon of $51 per ton in February 2021, but in recent reports the EPA has referenced a figure as high as $2,400 per ton of methane effective in 2030. The EPA published a final report in December 2023 with the social cost of carbon at $190 per metric ton of carbon dioxide emitted in 2020 at a 2% discount rate. This figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals; such efforts have been the subject of a series of judicial challenges, which have been largely unsuccessful to date. With the re-election of the current administration, however, these climate-focused initiatives have and will likely face major headwinds, and regulations will likely be scaled back (during his first term, more than 125 U.S. environmental rules and policies were rolled back). Already, the current administration has released a series of executive orders impacting the energy sector. Ranging from declaring a national emergency due to the U.S.’s inadequate energy supply, infrastructure, and prices, to halting wind energy leasing and promoting fossil fuel exploration.  These executive orders are already reshaping the current direction of the U.S. climate agenda. At this time, we cannot determine how the current administration will continue to proceed and cannot accurately predict the ensuing impact on social cost or other interagency climate efforts, which may give rise to a material adverse effect on our business, financial condition, results of operations and cash flows.

At the international level, the U.S. joined the international community at the 21st COP of the UNFCCC in Paris, France, which resulted in the “Paris Agreement,” which intended for signatory countries to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. While the Paris Agreement did not impose direct requirements on emitters, national plans to meet its pledge resulted in new regulatory requirements. After withdrawing from the Paris Agreement in November 2020, the U.S. re-entered the Paris Agreement in April 2021 along with a new “nationally determined contribution” that the U.S. would achieve GHG emissions reductions of at least 50% relative to 2005 levels by 2030. In November 2021, at COP26 in Glasgow, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” by which signatory countries aim to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The December 2023 COP28 meeting in Dubai reaffirmed commitments to the Paris Agreement and concluded that the world should move away from fossil fuel energy in a just, orderly, and equitable manner and aim to achieve net zero GHG emissions by 2050, while recognizing a transitional role for fossil fuels. In November 2024, at COP29 in Azerbaijan, countries agreed on the final building blocks that set out how carbon markets will operate under the Paris Agreement, among other outcomes that further indicate the global push to mitigate climate change. Given that the current administration has issued an executive order that initiated the process to withdraw the U.S. from the Paris Agreement and from any commitments made under the UNFCCC, however, it remains to be seen which of these aforementioned U.S. commitments will survive in 2025 and beyond. Just as we cannot fully anticipate the impact of the methane rules discussed above, we also cannot predict whether potential future re-entry into, or pending withdrawal from, the Paris Agreement or other international pledges will result in any particular new federal regulatory requirements or whether such requirements will cause us to incur material costs. Nevertheless, several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement.

Increasingly, parties have sought to bring suit against various natural gas and oil companies alleging that the companies have been aware of the adverse effects of climate change but defrauded their investors or customers by failing to adequately disclose those impacts. Any such litigation targeting our customers could negatively impact their operation and, in turn, decrease demand for our operations, which could have an adverse impact on our financial condition.

In sum, any legislation, regulatory programs or social pressures related to climate change could increase our costs and require substantial capital, compliance, operating and maintenance costs, reduce demand for our services and reduce our access to financial markets. Current, as well as potential future, laws and regulations that limit GHG emissions or that otherwise promote the use of renewable energy over fossil fuel energy sources could increase the cost of our services and, thereby, further reduce demand and adversely affect our sales volumes, revenues and margins.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Four of our facilities have applied for and obtained industrial wastewater discharge permits and/or have sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans where petroleum storage quantities exceed certain thresholds, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. The definition of “waters of the U.S.” and, relatedly, the scope of CWA jurisdiction, have been the subject of notable rulemaking efforts and judicial challenges over several decades. In May 2023, the U.S. Supreme Court announced a decision that sharply narrowed that definition to relatively permanent bodies of water connected to traditional navigable waters and wetlands with a continuous surface connection to other jurisdictional waters, thereby invalidating protections for many other historically regulated wetlands and waters. The EPA and the Army Corps of Engineers issued a final rule effective September 8, 2023 to implement the terms of that decision. As a result of prior litigation, that amended rule has gone into effect in only part of the country, and new legislation with respect to the amended rule is ongoing.

Waste Management and Disposal

RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non–hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, used oil filters, sludges, paints, solvents and abrasive blasting materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment. Additionally, emerging contaminants, like per- and polyfluoroalkyl substances such as perfluorooctanoic acid and perfluorooctanesulfonic acid compounds, have become subject to CERCLA regulation in addition to existing federal and state chemicals regulation, and polyfluoroalkyl substances have recently been regulated under the Toxic Substances Control Act. Other emerging contaminants could also become subject to regulation under CERCLA, Toxic Substances Control Act or comparable state laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial or regulatory compliance obligations upon us would not have a material adverse effect on our operations or financial position.

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

Human Capital

As of December 31, 2024, we employed approximately 1,300 employees in 13 states and conducted business in 42 states. None of our employees are subject to a collective bargaining agreement.

We consider our employees to be our greatest asset and believe that our success depends on our ability to attract, develop and retain our employees. While we operate on a merit-based approach, we support diversity and inclusion in hiring, as is reflected in the diversity of our Board of Directors, of which three of our independent directors are female or identify as a member of an underrepresented racial/ethnic group. Similarly, one–third of our executive leadership team is female and 28% of our total workforce is ethnically diverse.

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

We believe in the ultimate goal of serving as the best corporate citizen possible and are dedicated to inspiring and empowering our employees to operate continuously according to our core values of safety, service, integrity, respect and pride. To that end, the Governance and Sustainability Committee of our Board of Directors provides oversight of our policies, practices and programs regarding the fair and equitable promotion of employees within our company and the health and safety of our employees and communities.

Learning and Talent Development

We invest significant resources to develop the talent needed to provide our industry–leading natural gas compression services. We work closely with suppliers to develop training programs for our field service technicians. Our field service technicians are supported by a dedicated training team and collectively completed over 41,000 hours of operational and technical training during 2024. Generally, new hire field employees enter a program whereby they are assigned an experienced mentor, for an average of six months, under whose direct supervision they apply their classroom learning in the real world setting.

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

Safety is a core value of our company, and safety performance is a key measure of success that has been included in our short–term incentive program for over 18 years. We actively promote the highest standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local and national regulations. “Stop the Job” is an adopted edict that establishes the obligation of and provides the authority to all employees to stop any task or operation where they perceive that a risk to people, the environment or assets is not properly controlled. We believe that all incidents are preventable and that through proper training, planning and hazard recognition, we can achieve a workplace with zero incidents. To this end, we created the TARGET ZERO program that includes over 90 safety and environmental procedures, and their necessary tools, equipment and training, which are designed to foster a mindset that integrates safety into every work process. Through this program, we achieved excellent safety performance, with a total recordable incident rate of 0.17 in 2024. While no incidents are acceptable, the incidents we experienced were extremely minor in nature and resulted in no lost time. It will be our continuous goal that we achieve a rate of zero in all future periods.

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

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and any amendments to those reports are available free of charge on our website, www.archrock.com, as soon as reasonably practicable after they are filed electronically with the SEC. Information on our website is not incorporated by reference in this Form 10–K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock, Inc., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;
•	our Corporate Governance Principles; and
•	the charters of our audit, compensation and nominating and corporate governance committees.

Item 1A. Risk Factors

As described in “Forward–Looking Statements,” this Form 10–K contains forward–looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward–looking statements. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively impacted.

Industry and General Economic Risks

Macroeconomic conditions, including an increase in inflation and trade tensions, could have adverse effects on our results of operations.

Uncertainty on future inflation trends and fluctuations on interest rates have created further uncertainty for the economy and for our customers. Elevated inflation will increase our labor costs and the costs of parts, lube oil and other materials used in our operations. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables.

Additionally, trade tensions or restrictions on free trade, including the tariffs that have been proposed by the current administration, could exacerbate these effects. Any widespread imposition of new or increased tariffs could increase the cost of imported materials and products, such as steel, which accordingly could increase costs of our products, disrupt our supply chain, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, increase inflationary pressures on raw materials and energy, and negatively impact our profit margins. New or increased tariffs could also negatively affect U.S. national or regional economies, which could affect the demand for our products.

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

Our business is highly competitive, and there are low barriers to entry. Our competitors may be able to more quickly adapt to technological changes within our industry and changes in economic and market conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contract operations service agreements with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

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

Any acquisitions we complete are subject to substantial risks that could reduce our ability to make distributions to our common stockholders.

Even if we do make acquisitions that we believe will increase the amount of cash available for distribution to our common stockholders, these acquisitions may nevertheless result in a decrease in the amount of cash available for distribution to our common stockholders. Any acquisition involves potential risks, including, among other things:

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

Our sustainability initiatives, including emissions reduction and our public statements and disclosures regarding the same, expose us to numerous risks.

We have developed, and we will continue to develop objectives related to sustainability matters. Statements related to these objectives are made using various underlying assumptions and reflect our current intentions, and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any objective is subject to numerous factors and conditions, many of which are outside of our control, including the availability of alternative energy sources in the jurisdictions in which we operate, the capacity of electrical grids to support traditional and alternative energy sources, and the broader economic and legal circumstances affecting energy and electricity locally. We cannot predict the ultimate impact of achieving our objectives, or the various implementation aspects, on our financial condition and results of operations.

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

As of December 31, 2024, we had $2.2 billion in outstanding debt obligations, net of unamortized debt premiums and unamortized deferred financing costs, outstanding under our Credit Facility and Senior Notes. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors.

Our substantial debt level and associated commitments could have important consequences to our liquidity, particularly to the extent our borrowing capacity becomes covenant restricted. For example, these commitments could:

•	make it more difficult for us to satisfy contractual obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;
•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates, and a portion can adjust based on our credit statistics;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and
•	limit our ability to incur indebtedness in the future.

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

As of December 31, 2024, we were in compliance with all covenants under the Debt Agreements.

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

We may be vulnerable to fluctuations in interest rates due to our variable rate debt obligations.

Borrowings under our Credit Facility are subject to variable interest rates. Changes in economic conditions outside of our control could result in fluctuations in interest rates, and higher interest rates will thereby increase our interest expense and reduce the funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt obligations. Any increase in our interest expense could negatively impact our results of operations and cash flows, including our ability to pay dividends in the future.

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

Our five most significant customers collectively accounted for 35%, 33% and 32% of our revenues during the years ended December 31, 2024, 2023 and 2022, respectively. Our services are provided to these customers pursuant to contract operations service agreements, which generally have an initial term of 12 to 36 months, or up to 60 months for the largest horsepower units in our fleet, and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Many of our contract operations service agreements have short initial terms and are cancelable on short notice after the initial term, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such non renewals, or renewals at reduced rates or the loss of contracts with any significant customer could adversely impact our results of operations.

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

We depend on particular suppliers and are vulnerable to product shortages and price increases. With respect to our suppliers of newly–fabricated compression equipment specifically, we occasionally experience long lead times, and therefore may at times make purchases in anticipation of future business. If we are unable to purchase compression equipment or other integral equipment, materials and services from third-party suppliers, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to purchase compression equipment, in particular, on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on our business, results of operations and financial condition. Further, supply chain bottlenecks could adversely affect our ability to obtain necessary materials, parts or lube oil used in our operations or increase the costs of such items. A significant increase in the price of such equipment, materials and services, as a result of inflation, or other factors, could have a negative impact on our business, results of operations, financial condition and cash flows.

Information Technology and Cybersecurity Risks

We may not realize the intended benefits of our process and technology transformation project, which could have an adverse effect on our business.

Between 2019 and 2021, we invested in a process and technology transformation project that replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. Beginning in 2023, our focus shifted to fully harnessing these technologies across our business. We expect the technological transformations to lower our internal costs and improve our profitability over time. However, the implementation of the process and technology transformation project has required significant capital and other resources from which we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

Threats of cyber-attacks or terrorism could affect our business.

We rely on our information technology systems and data for critical operations. We own and manage some of these technology systems, but also rely on the systems provided by a host of third-party service providers, vendors, and business partners. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business, such as trade secrets. We are subject to numerous and evolving cybersecurity risks and threats, including cyber-attacks, computer viruses and terrorism that threaten the confidentiality, integrity and availability of critical technology systems or information and may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Any integration of artificial intelligence in our or relevant third parties’ operations, products or services is expected to pose new and/or unknown cybersecurity risks and challenges. In addition, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks.

Despite our implementation of security measures, our technology systems and data are vulnerable to material compromises, disruption and failures due to social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, hacking, viruses, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, acts of war or terrorism and other causes. Given the complexity of our technology systems, which includes operational technology deployed in the field, we are unable to comprehensively identify, patch or mitigate against all security vulnerabilities. In addition, a successful cyberattack against a critical third party could materially impact our operations and financial results, and because we cannot control the scope or effectiveness of the security measures deployed by our third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third-party technology systems can materially impact our operations and financial results.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly sophisticated in using techniques and tools, including generative and other artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. As a result, there is no guarantee that we will detect, investigate, remediate or recover from future attacks or incidents, or avoid a material adverse impact to our systems or information. There also can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. If our information technology systems were to fail and we were unable to recover in a timely way, we may be unable to fulfill critical business functions, which could have a material adverse effect on our business, results of operations and financial condition.

The nature of our industry and assets makes us a target for terrorist activities designed to disrupt our ability to service our customers. Increased cybersecurity regulations and an escalating cyber terrorist threat environment are expected to require additional investments in security that we cannot currently predict. The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. These types of events could materially adversely affect our business and results of operations. In addition, these types of events could require significant management attention and resources and could adversely affect our reputation among customers and the public.

Tax–related Risks

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate or are registered in locations throughout the U.S. and Canada and, as a result, we are subject to the tax laws and regulations of U.S. federal, state and local and Canadian governments. We have investments in unconsolidated affiliates that operate in the U.S. and international locations. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, and international tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Our ability to use NOLs and interest expense limitation carryovers to offset future income may be limited.

Our ability to use any NOLs and interest expense limitation carryovers generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5–percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5–percent stockholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three–year period. An ownership change can occur as a result of a public offering of our common stock, as well as through secondary market purchases of our common stock and certain types of reorganization transactions. We have experienced ownership changes, which may result in an annual limitation on the use of our pre–ownership change NOLs (and certain other losses and/or credits) equal to the equity value of our stock immediately before the ownership change, multiplied by the long–term tax–exempt rate for the month in which the ownership change occurred. During the year ended December 31, 2019, the IRS proposed regulations that would prevent us from using unrealized built–in gains to increase this limitation. If these regulations were finalized and we experienced an ownership change our ability to use our NOLs (and certain other losses and/or credits) may be limited. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal and state income tax liability, which would negatively impact the amount of after–tax cash available for distribution to our stockholders and our financial condition.

Legal and Regulatory Risks

From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us and require material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to pay dividends. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 “Legal Proceedings” of this form 10-K and Note 16

(“Commitments and Contingencies”) to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

In June 2016, the EPA issued final regulations under the CAA amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation imposed both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also established methane standards for a subset of equipment that the NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the VOC standards to the remaining unregulated equipment.

On March 8, 2024, the EPA published even more stringent rules with respect to methane and VOC for new and existing sources, via NSPS Subparts OOOOb and OOOOc, with the OOOOb rules for sources constructed, modified, or reconstructed after December 6, 2022, which became effective on May 7, 2024. The OOOOc rules for existing sources gives the States a two-year deadline to develop and submit to EPA plans for addressing emissions from those sources.

On April 10, 2024, BoLM published a separate final rule, known as the “Waste Prevention, Production Subject to Royalties, and Resource Conservation” rule, to address methane emissions from oil and gas activities on public lands, which became effective on June 10, 2024. The rule is currently stayed pending litigation in North Dakota, Texas, Montana, Wyoming, and Utah. Among the newly adopted methane requirements that may impact our operations are broader applicability to compression equipment relative to the existing rules, increased work practices and inspection requirements and mandates for certain new zero–emissions equipment.

Both the EPA rules and the BoLM rules are subject to ongoing judicial challenges.

Meanwhile, several states — including, most notably, New Mexico and Colorado — have continued to develop their own more stringent methane rules that will or are anticipated to impose additional requirements on the industry. For example, Colorado’s Air Quality Control Commission adopted the “Midstream Rule” on December 20, 2024, to address GHG emissions from midstream oil and gas operations, including from natural gas compressor stations. Under the Midstream Rule, midstream facilities must begin taking steps to reduce GHG emissions from combustion fuel equipment by February 14, 2025.

We do not believe that these rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, which impact could be material.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75-ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non–attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. In June 2021, the EPA commenced a process for reconsidering the December 2020 decision. In August 2023, the EPA announced a new review of the ozone NAAQS and most recently released reports on December 23, 2024, related to its review. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan involving new NAAQS standards.

New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows. Notably, opposition to energy development and infrastructure projects has led to regulatory and judicial challenges to new facilities, including compression facilities, in many states. While we have not directly faced any such challenges to the facilities at which we provide contract operations and know of no pending or threatened efforts targeting those facilities, expanded opposition to energy infrastructure, including facilities at which we provide contract operations or in the future might otherwise have an opportunity to provide contract operations, could potentially give rise to material impacts in the future.

We are subject to a variety of governmental regulations; failure to comply with these regulations may result in administrative, civil and criminal enforcement measures and changes in these regulations could increase our costs or liabilities.

We are subject to a variety of U.S. federal, state and local laws and regulations, including relating to the environment, health and safety, labor and employment and taxation. We have investments in unconsolidated affiliates that are subject to U.S. and international regulations. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired or potential future contract operations, we may be subject to compliance audits by regulatory authorities in the various states in which we operate.

Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition, profitability and results of operations. Moreover, failure to comply with these environmental laws and regulations, may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.

We may need to apply for or amend facility permits or licenses from time to time with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations. Any failure to obtain or delay in obtaining required permits, licenses and other governmental approvals by our customers could result in production delays and thereby indirectly materially and adversely impact our operations and business.

We conduct operations at numerous facilities in a wide variety of locations across the continental U.S. The operations at many of these facilities require environmental permits or other authorizations. Additionally, natural gas compressors at many of our customers’ facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of violations of certain requirements existing in various permits or other authorizations. Occasionally, we have been assessed penalties for non–compliance, and we could be subject to such penalties in the future. We have not been subject to any penalties to date that have materially and adversely impacted or are expected to materially and adversely impact our operations or business.

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

Climate change legislation and regulatory initiatives may arise from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of GHGs such as carbon dioxide and methane.

Congress and various federal and state legislative and regulatory bodies have previously considered legislation to restrict or regulate emissions of GHG. Energy legislation and other initiatives continue to be proposed that may be relevant to GHG emissions issues. For example, the SEC adopted rules in March 2024 that would, if the rules survive legal challenge, mandate extensive disclosure for certain public companies of climate-related data, risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions. Almost half of the states, either individually or through multi–state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Various states, such as California, Colorado and New York have passed or proposed similar climate change disclosure laws. Although most of the state–level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our natural gas–powered compressors could become subject to GHG–related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Our customers or other business partners may require us to provide additional climate-related information if they are also subject to these or additional climate-related disclosure laws or regulations. These actions could result in increased (i) costs to operate and maintain our facilities, (ii) capital expenditures to install new emission controls on our facilities, and (iii) costs to administer and manage any potential GHG emissions regulations or carbon trading or tax programs. Such climate-related disclosure requirements could result in increased compliance costs, and possible litigation and reputational risks if such disclosures are incomplete, inaccurate, misleading or do not otherwise meet the expectations of our stakeholders. Moreover, such requirements may not always be uniform across jurisdictions, which may result in increased complexity and cost for compliance. In addition, we may take voluntary steps to mitigate any impact our operations might have on climate change. As a result, we may experience increases in energy, transportation and raw material costs, capital expenditures or insurance premiums; however, there is no guarantee that such efforts will have the desired effects.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative action by Congress also occurred in August 2022 with the Inflation Reduction Act, signed into law by the former administration, which provides $391 billion in funding for research and development and incentives for low-carbon energy production methods, carbon capture, and other programs directed at encouraging de-carbonization and addressing climate change. The IRA also amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s GHG Reporting Program. In November 2024, the EPA released its final rule to implement the methane emissions fee with an effective date in January 2025, which is expected to apply to reporting year 2024 emissions. While the current administration has issued an executive order pausing the disbursement of all unspent funds appropriated through the IRA and has already begun to roll back these environmental policies implemented during the former administration, U.S. climate leaders have vowed to continue protecting and building on climate progress. Such legislation, regulations, and initiatives, as well as uncertainty regarding the future success of such regulations and initiatives in reducing demand for oil and gas, could indirectly affect our business and our results of operations by reducing demand for our services.

Separately, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions. In 2024, we did not operate any facilities that were subject to these reporting obligations. In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for large sources of GHG emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward but is not expected to cause us to incur material costs. As noted above, the EPA has undertaken efforts to regulate emissions of methane, considered a GHG, in the oil and gas sector, and could develop additional, more stringent rules in the future.

With the re-election of the current administration, however, these climate-focused initiatives have and will likely face major headwinds, and regulations will likely be scaled back (during his first term, more than 125 U.S. environmental rules and policies were rolled back). Already, the current administration has released a series of executive orders impacting the energy sector. Ranging from declaring a national emergency due to the U.S.’s inadequate energy supply, infrastructure, and prices, to halting wind energy leasing and promoting fossil fuel exploration, these executive orders are already reshaping the current direction of the U.S. climate agenda. At this time, we cannot determine how the current administration will continue to proceed and cannot accurately predict the ensuing impact on social cost or other interagency climate efforts, which may give rise to a material adverse effect on our business, financial condition, results of operations and cash flows.

At the international level, the U.S. joined the international community at the 21st COP of the UNFCCC in Paris, France, which resulted in the “Paris Agreement,” which intended for signatory countries to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. While the Paris Agreement did not impose direct requirements on emitters, national plans to meet its pledge resulted in new regulatory requirements. After withdrawing from the Paris Agreement in November 2020, the U.S. re-entered the Paris Agreement in April 2021 along with a new “nationally determined contribution” that the U.S. would achieve GHG emissions reductions of at least 50% relative to 2005 levels by 2030. In November 2021, at COP26 in Glasgow, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” by which signatory countries aim to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The December 2023 COP28 meeting in Dubai reaffirmed commitments to the Paris Agreement and concluded that the world should move away from fossil fuel energy in a just, orderly, and equitable manner and aim to achieve net zero GHG emissions by 2050, while recognizing a transitional role for fossil fuels. In November 2024, at COP29 in Azerbaijan, countries agreed on the final building blocks that set out how carbon markets will operate under the Paris Agreement, among other outcomes that further indicate the global push to mitigate climate change. Given that the current administration has issued an executive order that initiated the process to withdraw the U.S. from the Paris Agreement and from any commitments made under the UNFCCC, however, it remains to be seen which of these aforementioned U.S. commitments will survive in 2025 and beyond. Just as we cannot fully anticipate the impact of the methane rules discussed above, we also cannot predict whether potential future re-entry, or pending withdrawal from, into the Paris Agreement or other international pledges will result in any particular new federal regulatory requirements or whether such requirements will cause us to incur material costs. Nevertheless, several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement.

Increasingly, parties have sought to bring suit against various natural gas and oil companies alleging that the companies have been aware of the adverse effects of climate change but defrauded their investors or customers by failing to adequately disclose those impacts. Any such litigation targeting our customers could negatively impact their operation and, in turn, decrease demand for our operations, which could have an adverse impact on our financial condition.

In sum, any legislation, regulatory programs or social pressures related to climate change could increase our costs and require substantial capital, compliance, operating and maintenance costs, reduce demand for our services and reduce our access to financial markets. Current, as well as potential future, laws and regulations that limit GHG emissions or that otherwise promote the use of renewable energy over fossil fuel energy sources could increase the cost of our services and, thereby, further reduce demand and adversely affect our sales volumes, revenues and margins.

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

Also, recent activism directed at shifting funding away from companies with fossil fuel energy-related assets could result in a reduction of funding for the energy sector overall. As of September 2024, 86 climate lawsuits have been filed against the world’s largest oil, gas, and coal producing corporations, with the number of cases filed against fossil fuel companies each year nearly tripling since the Paris Agreement was reached in 2025. Such actions could adversely impact our business by distracting management and other personnel from their primary responsibilities, require us to incur increased costs, and/or result in reputational harm. Moreover, any such litigation targeting our customers could negatively impact their operation and, in turn, decrease demand for our services. Such shareholder activism in relation to environmental, social and governance matters could have an adverse effect on our ability to obtain external financing as well as negatively affect the cost of, and terms for, financing to fund capital expenditures or other aspects of our business. Attention to climate change and other ESG risks has also resulted in governmental investigations and public and private litigation, which could increase our costs or otherwise adversely affect our business.

Climate change may increase the frequency and severity of weather events that could result in severe personal injury, property and environmental damage, which could curtail our or our customers’ operations and otherwise materially adversely affect our cash flows.

Some scientists have concluded that increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant weather–related effects, such as increased frequency and severity of storms, droughts, hurricanes, blizzards, floods and other climatic events, in addition to more chronic changes such as shifting temperature, precipitation, and other meteorological patterns. If any of those effects were to occur, they could have an adverse effect on our assets and operations, including, but not limited to, damages to our or our customers’ facilities and assets from powerful wind or rising waters. We may experience increased insurance costs, or difficulty obtaining adequate insurance coverage, for our assets in areas subject to more frequent severe weather. We may not be able to recoup these increased costs through the rates we charge our customers. Extreme weather events could cause damage to property or facilities that could exceed our insurance coverage, and our business, financial condition and results of operations could be adversely affected. Such impacts may be proportionately more severe given the geographical concentration of our operations. These disruptions could further result in evacuation of personnel, curtailment of services, interruption of the transportation of products and materials, and loss of productivity.

Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for natural gas and natural gas liquids is generally impacted by periods of colder weather and warmer weather, so any changes in climate could affect the market for those fuels, and thus demand for our services. Increased energy use due to weather changes may require us to invest in additional equipment to serve increased demand. A decrease in energy use due to weather changes may negatively affect our financial condition through decreased revenues. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our services could be affected by increased temperature volatility.

Environmental, social and governance scrutiny and changing expectations from stakeholders may impose additional costs or additional risks.

In recent years, attention has been given to corporate activities related to ESG matters. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the fossil fuel industry. Various members of the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, have begun promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies and their regulators, such as the Federal Reserve, to limit or curtail activities with fossil fuel companies. These efforts could have a material adverse effect on the price of our securities and our ability to access equity capital markets. Members of the investment community have also begun to screen companies like ours for sustainability performance, including practices related to GHGs and climate change, and through the use of ESG ratings or otherwise, before investing in our securities. As a result, we could experience additional costs or financial penalties, delayed or cancelled projects, and/or reduced production and reduced demand, which could have a material adverse effect on our earnings, cash flows, and financial condition. If we do not adapt to or comply with expectations and standards on ESG matters, as they continue to evolve, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage, and our business, financial condition and/or stock price could be materially and adversely affected.

Our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others. We may face pressures from stakeholders, many of whom may be concerned by on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our brand and reputation. The lack of an established single approach to identifying, measuring, and reporting on many ESG matters may further create uncertainty and ambiguities. Failure to realize or timely achieve progress on such aspirational goals, targets, cost estimates, and other expectations or assumptions may adversely impact us. Unfavorable ESG ratings could also lead to further increased negative sentiment towards us, our customers, and our industry, negatively impacting us and our access to and costs of capital. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms, and difficulty securing investors and access to capital. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Information Technology and Cybersecurity Risks

We utilize technology in all aspects of our business to drive operational efficiencies and enhance our value proposition to our customers. Our investments have focused on implementing cloud-based solutions to replace legacy systems, the automation of workflows, integration of digital and mobile tools for our field service technicians and expanded remote monitoring capabilities of our compression fleet. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A “Risk Factors – Information Technology and Cybersecurity Risks” of this Form 10-K.

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

Independent Third-Party Assessment

As part of our cybersecurity strategy, we engage third-party firms to perform assessments, including detailed penetration testing, to identify potential vulnerabilities and evaluate the effectiveness of our security controls. In addition, we maintain a Business Continuity and Incident Response Plan, which is validated through tabletop exercises to support our readiness to respond to cybersecurity events.

Third-Party Risk Oversight

We utilize a third-party risk management solution to monitor key vendors. Prior to engagement, we conduct initial risk assessments of our vendors based on security questionnaire responses and open-source intelligence gathering. After engagement, our third-party management solution provides a repeatable measure of security performance based on external security indicators, including monitoring changes to vendor cybersecurity risk scores and identification of new cybersecurity risks. Key vendor cybersecurity risk scores are included in our cybersecurity risk report provided to executive leadership when there is a noticeable change in the vendor’s cybersecurity risk score. These visibility, insights, and processes help us to manage vendor risks.

Risk Management with Respect to Information Technology and Cybersecurity

Our Board of Directors has an active role, as a whole and through its subcommittees, in oversight of our risks and is assisted by management in the exercise of these responsibilities. Our Board of Directors delegates oversight to specific subcommittees and is informed quarterly through committee reports. The Audit Committee is responsible for overseeing our cybersecurity risk management program. Various Audit Committee members have first-hand or supervisory experience over cybersecurity, and our Audit Committee chair is certified in the National Association of Corporate Directors Cyber Risk Oversight Program.

Our Vice President of IT is a member of our senior IT management team and is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Vice President of IT has primary responsibility for our overall cybersecurity risk management program, including supervising both our internal cybersecurity personnel and external cybersecurity consultants. Our Vice President of IT has over 25 years of experience primarily focused on managing large scale, complex programs and projects as well as managing application development teams in a global environment. Our senior manager in charge of IT security has more than a decade of experience in cybersecurity risk management, including CISSP certification.

Our IT management team utilizes various processes and technologies to identify, protect, detect, respond, and recover from cybersecurity events and incidents. During 2024, our IT management team initiated an independent evaluation of our cybersecurity framework and implemented certain company-wide security enhancements. In addition, the IT management team is subject to specific key performance indicators and performance against such key performance indicators is reviewed by our Audit Committee. To create awareness in our first line of defense, training is also provided to employees to help them identify security risks, which includes routine phishing exercises and appraisal of and assistance with security-related performance.

Cybersecurity events and incidents can be reported to our IT management team in several ways, including through our externally managed detection and response provider, system alerts, or employees reporting suspicious activity. The Vice President of IT reports to our executive leadership team and along with our senior manager in charge of IT security, provides cybersecurity risk assessment and response updates to the Audit Committee on a regular basis, or as often as deemed necessary.

Other Areas of Risk Management

See our 2023 Sustainability Report at www.archrock.com for information associated with additional areas of risk management addressed by our management team and reviewed by our Board of Directors and committees of our Board of Directors.

Item 2. Properties

The following table describes the material facilities, all of which are used by both of our business segments, that we owned or leased at December 31, 2024:

Location	Status	Square Feet
Houston, Texas - Corporate office	Leased	75,000
Greeley, Colorado	Leased	10,000
Houma, Louisiana	Owned	60,000
Carlsbad, New Mexico	Leased	11,200
Yukon, Oklahoma	Owned	85,000
West Alexander, Pennsylvania	Leased	15,000
Asherton, Texas	Leased	9,000
Midland, Texas	Owned	51,000
Midland, Texas	Leased	17,000
Midland, Texas	Leased	28,375
Pecos, Texas	Leased	10,000
Victoria, Texas	Owned	23,000
Victoria, Texas	Owned	53,700

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

See Note 17 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding litigation, claims and other legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.” On February 18, 2025, the closing price of our common stock was $27.96 per share.

Comparison of Five Year Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock compared with the S&P 500, AMNAX and AMZ indices over the five–year period beginning on December 31, 2019. The results are based on an investment of $100 in each of our common stock, the S&P 500, the AMNAX and the AMZ. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10–K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Holders

As of February 18, 2025, there were approximately 1,200 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Dividends

On January 30, 2025, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock, or approximately $33.5 million, which was paid on February 19, 2025 to stockholders of record at the close of business on February 12, 2025. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors. We cannot provide assurance that we will declare or pay dividends in any particular amount or at all in the future.

Securities Authorized for Issuance under Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10–K.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended December 31, 2024:

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
(dollars in thousands, except per share amounts)	Purchased(1)	Share(2)	or Programs(3)	or Programs(3)
October 1, 2024 — October 31, 2024	—	$—	—	$37,893
November 1, 2024 — November 30, 2024	309	19.86	—	37,893
December 1, 2024 — December 31, 2024	—	—	—	37,893
Total	309	$19.86	—
(1) Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) Average price paid per share includes costs associated with the repurchase, as applicable.
(3) See Note 18 (“Stockholders’ Equity”) for further details on the Share Repurchase Program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this Form 10–K. The following discussion includes forward–looking statements that involve certain risks and uncertainties. See “Forward–Looking Statements” and Part I, Item 1A. “Risk Factors” in this Form 10–K.

This section primarily discusses 2024 and 2023 items and comparisons between these years. For a discussion of changes from 2022 to 2023 and other financial information related to 2023, refer to Part II, Item 7. “Manag Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10–K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.

Overview

We are an energy infrastructure company with a primary focus on midstream natural gas compression and a commitment to helping our customers produce, compress and transport natural gas in a safe and environmentally responsible way. We are a premier provider of natural gas compression services to customers in the energy industry throughout the U.S., and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Significant 2024 Transactions

TOPS Acquisition

On August 30, 2024, we completed the TOPS Acquisition whereby we acquired all of the issued and outstanding equity interests in TOPS, including a fleet of approximately 580,000 horsepower for aggregate consideration consisting of $868.7 million in cash and approximately 6.9 million shares of common stock with an acquisition date fair value of $139.1 million. The cash portion of the purchase price was funded with proceeds from the July 2024 Equity Offering, the 2032 Notes offering and borrowings under the Credit Facility. See Note 4 (“Business Transactions”) for further details.

2032 Notes

On August 26, 2024, we completed a private offering of $700.0 million aggregate principal amount of 6.625% senior notes due September 2032 and received net proceeds of $690.0 million after deducting issuance costs. The $10.0 million of issuance costs were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statement of operations over the term of the notes. A portion of the net proceeds was used to fund a portion of the cash consideration for the TOPS Acquisition, the 2027 Notes Tender Offer and to repay borrowings outstanding under our Credit Facility. See Note 16 (“Long-Term Debt”) for further details.

2027 Notes Tender Offer

In connection with the TOPS Acquisition and offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million, which reflects approximately 101% of the aggregate principal amount of the tendered 2027 Notes and $0.2 million of agent and legal fees. On the date of tender, the net carrying value of the tendered 2027 Notes was $198.8 million and we recorded a debt extinguishment loss of $3.2 million in our consolidated statements of operations. See Note 16 (“Long-Term Debt”) for further details.

July 2024 Equity Offering

On July 24, 2024, Archrock sold, pursuant to a public underwriting offering, approximately 12.7 million shares of common stock, including approximately 1.7 million shares of common stock pursuant to an over-allotment option. Archrock received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. Proceeds from this equity offering were used to fund a portion of the TOPS Acquisition. See Note 18 (“Stockholders’ Equity”) for further details.

Trends and Outlook

The key driver of our business is the production of U.S. oil and natural gas. Approximately 64% of our operating fleet is deployed for midstream natural gas gathering applications, with the remaining fleet being used in gas lift applications to enhance oil production. As our business is so closely aligned with production and is typically less directly impacted by commodity prices, we are not as exposed to the volatility often faced in shorter–cycle oil field service businesses.

Domestic natural gas production generally occurs either in basins where natural gas is produced alongside oil, also known as “associated” gas, such as the Permian and Delaware Basins, the Eagle Ford and the Mid–Continent or in natural gas basins, such as the Marcellus, Utica and Haynesville Shales. Significant investment in domestic exploration and production and midstream infrastructure across the energy industry has been made over much of the past decade, particularly in the low–cost basins characterized by oil and associated natural gas production. The development of these basins producing both commodities has created additional incremental demand for natural gas compression over the recent past as it is a critical method to transport associated gas volumes or enhance oil production through gas lift.

Current Trends

According to the EIA Outlook, average U.S. oil and dry natural gas and production were as follows:

	Year Ended December 31,
	2024	2023	2022
Average dry natural gas production (Bcf/d)	103.0	103.8	98.0
Average oil production (MMb/d)	13.2	12.9	11.9

During 2024, U.S. natural gas and oil production grew to record levels, resulting in strong demand for our compression services. In response, we increased our investment in new large horsepower fleet units and expanded our fleet through the TOPS Acquisition. Our contract operations revenue and total operating horsepower increased 21% and 17%, respectively in 2024.

Outlook

The EIA Outlook forecasts the following year–over–year changes:

	Year Ended December 31,
	2025	2026
U.S. dry natural gas production	2%	2%
U.S. oil production	3%	1%
U.S. natural gas domestic consumption	1%	(1)%
Liquefied natural gas exports	17%	16%

The EIA Outlook expects natural gas production to continue to increase to all-time highs in 2025 and 2026. Natural gas consumption is expected to be largely consistent with 2024, reflecting consistent usage of natural gas in the electric power generation and residential sectors, as well as increased LNG exports and exports of natural gas via pipeline to Mexico.

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

Cost Management. In order to improve our operations and further reduce operating expenses, we invested and continue to invest significant resources into a process and technology transformation project that has, among other things, replaced our former ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. Cost management continues to be challenging, however, and there is no guarantee that our efforts will result in a reduction in our operating expenses. Natural gas production growth and resulting demand for our services could cause us to experience increased operating expenses as we hire employees and incur additional expenses needed to support the rebound in market demand.

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

Capital Requirements and the Availability of External Sources of Capital. We funded a significant portion of our capital expenditures and the TOPS Acquisition with proceeds from the July 2024 Equity Offering and the 2032 Notes offering and borrowings under the Credit Facility. Current conditions could limit our ability to access the debt and equity markets to raise capital on affordable terms in 2025 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures or acquisitions, which could impair our ability to grow or maintain our business.

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

Operating Highlights

	Year Ended December 31,
(horsepower in thousands)	2024	2023	2022
Total available horsepower (at period end)(1)	4,401	3,759	3,726
Total operating horsepower (at period end)(2)	4,227	3,607	3,448
Average operating horsepower(3)	3,794	3,554	3,328
Horsepower utilization:
Spot (at period end)	96%	96%	93%
Average	95%	95%	87%
(1) Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2) Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
(3) Defined as average of period end horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue, including operating horsepower as of September 30, 2024 through December 31, 2024 for compressors acquired in the TOPS Acquisition.

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

The reconciliation of net income to adjusted gross margin is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$172,231	$104,998	$44,296
Selling, general and administrative	139,121	116,639	117,184
Depreciation and amortization	193,194	166,241	164,259
Long-lived and other asset impairment	10,681	12,041	21,442
Restructuring charges	—	1,775	—
Debt extinguishment loss	3,181	—	—
Interest expense	123,610	111,488	101,259
Transaction-related costs	13,249	—	—
Gain on sale of assets, net	(17,887)	(10,199)	(40,494)
Other expenses, net	1,561	1,086	1,845
Provision for income taxes	60,149	37,249	16,293
Adjusted gross margin	$699,090	$541,318	$426,084

The following table reconciles adjusted gross margin to gross margin, its most directly comparable to GAAP measure:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total revenues	$1,157,591	$990,337	$845,568
Cost of sales, exclusive of depreciation and amortization	(458,501)	(449,019)	(419,484)
Depreciation and amortization	(193,194)	(166,241)	(164,259)
Gross margin	505,896	375,077	261,825
Depreciation and amortization	193,194	166,241	164,259
Adjusted gross margin	$699,090	$541,318	$426,084

RESULTS OF OPERATIONS

Summary of Results

Revenue was $1,157.6 million and $990.3 million during the years ended December 31, 2024 and 2023, respectively. The increase in revenue was primarily due to increased revenue from our contract operations business. See “Contract Operations” below for further details.

Net income was $172.2 million and $105.0 million during the years ended December 31, 2024 and 2023, respectively. The increase was primarily driven by higher adjusted gross margin from our contract operations business and higher gain on sale of assets, net. These increases were partially offset by increases in depreciation and amortization, provision for income taxes, SG&A, transaction-related costs, interest expense and debt extinguishment loss.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Contract Operations

	Year Ended December 31,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$980,405	$809,439	21%
Cost of sales, exclusive of depreciation and amortization	323,052	306,748	5%
Adjusted gross margin	$657,353	$502,691	31%
Adjusted gross margin percentage (1)	67%	62%	5%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $105.6 million due to higher rates and an increase in average operating horsepower, as well as an increase of $65.5 million due to the compression units acquired in the TOPS Acquisition.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $17.9 million increase in employee compensation, including the addition of headcount from the TOPS Acquisition, a $4.1 million increase in parts expense, a $1.4 million increase in auto expense and a $1.3 million increase in local and miscellaneous taxes. This increase was partially offset by a decrease of $6.6 million in startup expenses resulting from average horsepower utilization for the fleet at record levels as well as fewer unit stops and a decrease of $2.9 million in lube oil expenses mainly due to lower prices.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Year Ended December 31,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Revenue	$177,186	$180,898	(2)%
Cost of sales, exclusive of depreciation and amortization	135,449	142,271	(5)%
Adjusted gross margin	$41,737	$38,627	8%
Adjusted gross margin percentage (1)	24%	21%	3%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business decreased primarily due to lower parts sales, which was partially offset by increased service activity driven by higher customer demand, and an increase in maintenance service contracts.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly due to a reduction in cost of sales, exclusive of depreciation and amortization, due to a difference in the scope, timing and type of services performed, including additional work associated with maintenance service contracts, which outpaced the decline in overall revenue.

Costs and Expenses

	Year Ended December 31,
(in thousands)	2024	2023
Selling, general and administrative	$139,121	$116,639
Depreciation and amortization	193,194	166,241
Long-lived and other asset impairment	10,681	12,041
Restructuring charges	—	1,775
Debt extinguishment loss	3,181	—
Interest expense	123,610	111,488
Transaction-related costs	13,249	—
Gain on sale of assets, net	(17,887)	(10,199)
Other expense, net	1,561	1,086

Selling, general and administrative. The increase in SG&A was primarily driven by a $17.2 million increase in employee incentive and other compensation expense, a $2.4 million increase in professional and consulting fees, a $0.8 million increase in network and computer-related costs and a $0.7 million increase in insurance expense.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to fixed assets additions, including $15.8 million depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition, and accelerated depreciation associated with certain assets. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives, the impact of compression and other asset sales, and long-lived asset impairments.

Long–lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the years ended December 31, 2024 and 2023, we recognized $10.7 million and $12.0 million, respectively, of impairment charges to write down these compressors to their fair value. The decrease in impairment charges on compressors is due to an increase in customer demand and as a result, higher utilization of our equipment. See Note 22 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Idle compressors retired from the active fleet	95	105
Horsepower of idle compressors retired from the active fleet	66,000	53,000
Impairment recorded on idle compressors retired from the active fleet	$10,681	$12,034

Restructuring charges. Restructuring charges of $1.8 million during the year ended December 31, 2023 consisted of severance and consulting costs related to our restructuring activities. See Note 23 (“Restructuring Charges”) for further details on these restructuring charges.

Debt extinguishment loss. We incurred $3.2 million of debt extinguishment loss during the year ended December 31, 2024 as a result of the 2027 Notes Tender Offer.

Interest expense. The increase in interest expense was primarily due to a higher average outstanding balance of long-term debt due to the 2032 Notes offering, an increase in the outstanding balance on the Credit Facility and higher interest rates. These increases were partially offset by the 2027 Notes Tender Offer and the write-off of $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement during the year ended December 31, 2023.

Transaction-related costs. We incurred $13.2 million of professional fees, compensation-related and other costs during the year ended December 31, 2024 related to the TOPS Acquisition. See Note 4 (“Business Transactions”) for further details on these transaction-related costs.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to gains of $17.6 million on compression asset sales during the year ended December 31, 2024 compared to gains of $7.6 million on compression asset sales during the year ended December 31, 2023.

Other expense, net. The increase in other expense, net was primarily due to a $0.5 million increase in unrealized change in the fair value of our investment in an unconsolidated affiliate recognized during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income and the limitation on executive compensation offset by the benefit from equity-settled long-term incentive compensation during the year ended December 31, 2024, compared to the year ended December 31, 2023.

	Year Ended December 31,		Increase
(dollars in thousands)	2024	2023	(Decrease)
Provision for income taxes	$60,149	$37,249	61%
Effective tax rate	26%	26%	-%

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

Capital Expenditures

Growth Capital Expenditures. The majority of our growth capital expenditures are related to the acquisition cost of new compressors when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements, and the new compressor is expected to generate economic returns that exceed our cost of capital over the compressor’s expected useful life. In addition to newly–acquired compressors, growth capital expenditures include the upgrading of major components on an existing compression package where the current configuration of the compression package is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These expenditures substantially modify the operating parameters of the compression package such that it can be used in applications for which it previously was not suited.

Growth capital expenditures for the year ended December 31, 2024 were $250.9 million, including TOPS’ specific growth capital expenditures of $69.4 million.  Growth capital expenditures for the year ended December 31, 2023 were $190.3 million.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like–new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $87.8 million and $92.2 million during the years ended December 31, 2024 and 2023, respectively. The decrease in maintenance capital expenditures from 2023 to 2024 was primarily due to lower make–ready investment, as our fleet’s average horsepower utilization reached record levels, and we experienced fewer stops in 2024 compared to 2023. This decrease was partially offset by an increase in scheduled and unscheduled maintenance activities due to maintenance cycle requirements.

Projected Capital Expenditures. We currently plan to spend approximately $470 million to $535 million on capital expenditures during 2025, primarily consisting of approximately $330 million to $370 million for growth capital expenditures and approximately $105 million to $115 million for maintenance capital expenditures.

Dividends

On January 30, 2025, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock, or approximately $33.5 million, which was paid on February 19, 2025 to stockholders of record at the close of business on February 12, 2025. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Contractual Obligations

Our material contractual obligations as of December 31, 2024 consisted of the following:

•	Long–term debt of $2.2 billion, all of which is due in 2027, 2028 and 2032;
•	Estimated interest on our long–term debt of $666.1 million, consisting of annual payments of approximately $147.1 million in 2025 and 2026, approximately $131.7 million in 2027, approximately $70.1 million in 2028, approximately $46.4 million in 2029, and approximately $123.7 million thereafter;
•	Purchase commitments of $341.1 million, of which $337.5 million is due in 2025, that primarily consist of commitments to purchase fleet assets; and
•	Operating lease payments of $18.9 million, consisting of annual payments of approximately $4.6 million in 2025, approximately $4.0 million in 2026, approximately $3.0 million in 2027, approximately $2.5 million in 2028 and 2029, and approximately $2.3 million thereafter.

In addition, we had $19.5 million of unrecognized tax benefits (including discontinued operations) recorded as liabilities related to uncertain tax positions at December 31, 2024, which are uncertain as to if or when such amounts may be settled. We had a liability of $2.7 million recorded for potential penalties and interest (including discontinued operations) related to these unrecognized tax benefits at December 31, 2024, which we are uncertain as to if or when such amounts may be settled.

Sources of Cash

Revolving Credit Facility

During the years ended December 31, 2024 and 2023, our Credit Facility had an average daily balance of $315.0 million and $298.8 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 6.8% and 7.7% at December 31, 2024 and 2023, respectively. As of December 31, 2024, there were $4.0 million of letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.2%. We amended and restated our Credit Facility on May 16, 2023; see Note 16 (“Long-Term Debt”) to our Financial Statements for details on the Amended and Restated Credit Agreement.

Credit Facility Terms. Our Credit Facility matures on May 16, 2028 (or December 2, 2026 or December 3, 2027, as applicable, if any portion of our 2027 Senior Notes and 2028 Senior Notes, respectively, remain outstanding at such date) and has an aggregate revolving commitment of $1.1 billion. Portions of the Credit Facility, up to $110.0 million, are available for the issuance of swing line loans and $50.0 million is available for the issuance of letters of credit. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $750.0 million. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors.

Covenants. Our Amended and Restated Credit Agreement requires that we meet certain financial ratios (see Note 16 (“Long-Term Debt”)) and contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. As of December 31, 2024, we were in compliance with all covenants under our Amended and Restated Credit Agreement.

2032 Notes and 2027 Notes Tender Offer

On August 26, 2024, we completed a private offering of $700.0 million aggregate principal amount of 6.625% senior notes due September 2032 and received net proceeds of $690.0 million after deducting issuance costs. In connection with the offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million for our 2027 Notes. See Note 16 (“Long-Term Debt”) for further details.

July 2024 Equity Offering

On July 24, 2024, Archrock sold, pursuant to a public underwriting offering, approximately 12.7 million shares of common stock, including approximately 1.7 million shares of common stock pursuant to an over-allotment option. Archrock received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. See Note 18 (“Stockholders’ Equity”) for further details.

Other Sources of Cash

Asset Sales. We received proceeds of $67.6 million and $72.2 million from asset sales during the years ended December 31, 2024 and 2023, respectively. We typically use the proceeds from these sales to repay borrowings outstanding under our Credit Facility; however, we are not able to estimate the timing of asset sales or the amount of proceeds to be received and as such, we do not rely on asset sale proceeds as a future source of capital.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$429,591	$310,187
Investing activities	(1,160,063)	(232,491)
Financing activities	733,554	(77,924)
Net increase (decrease) in cash and cash equivalents	$3,082	$(228)

Operating Activities.

The increase in net cash provided by operating activities was primarily due to increased cash inflows of $161.4 million from adjusted gross margin, excluding deferred revenue recognized in earnings and amortization of freight and mobilization charges, changes of $9.6 million in accounts receivable due to increased cash receipts from customers and of $2.7 million in deferred revenue. These increases were partially offset by changes of $6.1 million in inventory and of $3.7 million in accounts payable and accrued liabilities.

Investing Activities.

The increase in net cash used in investing activities was primarily due to $868.7 million of cash paid in the TOPS Acquisition and a $60.4 million increase in capital expenditures, partially offset by a decrease of $4.8 million in investment in non-consolidated affiliates and a $4.6 million decrease in proceeds from the sale of property, plant and equipment.

Financing Activities.

The change from net cash used in financing activities in 2023 to net cash provided by financing activities in 2024 was primarily due to $700.0 million of proceeds from the issuance of the 2032 Notes, $255.7 million of proceeds from the July 2024 Equity Offering and a $85.5 million increase in net borrowings of long-term debt, partially offset by $202.0 million for the 2027 Notes Tender Offer, a $14.6 million increase in dividends to Archrock shareholders, a $6.3 million increase in debt issuance costs paid, a $4.5 million increase in shares repurchased under the Share Repurchase Program and a $2.7 million increase in taxes paid related to net share settlement of equity awards.

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

Depreciation

Property, plant and equipment, net, at December 31, 2024 was $3.3 billion and depreciation expense was $185.1 million for the year ended December 31, 2024. Property, plant and equipment are carried at cost and depreciated using the straight–line basis over the estimated useful life of the asset.

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

Impairment of Assets

During the year ended December 31, 2024, we recorded long–lived and other asset impairments of $10.7 million.

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

Compression Fleet. The fair value of a compressor is estimated on the expected net sale proceeds compared to fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use. See Note 22 (“Long-Lived and Other Asset Impairment”) and Note 27 (“Fair Value Measurements”) to our Financial Statements for further details of our fleet asset impairments.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Aside from the budget reconciliation process currently occurring in Congress, management is not aware of any such changes that would have a material effect on our financial position, results of operations or cash flows. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various state and local jurisdictions.

The accounting standards for income taxes provide that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the liabilities. Such differences are reflected as increases or decreases to income tax expense in the period in which the new information becomes available.

Recent Accounting Developments

See Note 3 (“Recent Accounting Developments”) to our Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk associated with changes in the variable interest rate of our Credit Facility.

As of December 31, 2024, we had $408.3 million of variable interest rate indebtedness outstanding at a weighted average interest rate of 6.8%.

A 1% increase or decrease in the effective interest rate on the outstanding balance under our Credit Facility at December 31, 2024 would have resulted in an annual increase or decrease in our interest expense of approximately $4.1 million.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV, Item 15 of this Form 10–K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10–K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a–15(c) and 15d–15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

On August 30, 2024, we completed the TOPS Acquisition which was the acquisition of a privately-held company that was not subject to Section 404 of the Sarbanes-Oxley Act. As the TOPS Acquisition occurred during the third quarter of 2024, and TOPS was not previously subject to Section 404 of the Sarbanes-Oxley Act, management concluded there was insufficient time for management to complete its assessment of the internal controls over financial reporting related to TOPS, and, therefore, TOPS’s internal controls over financial reporting were excluded from this report on internal control over financial reporting.

Our management with the participation of the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting excluding TOPS’ internal controls as of December 31, 2024 (covering approximately 94.3% of the revenue on the Consolidated Statements of Operations for the year ended December 31, 2024 and 70.2% of the total assets on the Consolidated Balance Sheets as of December 31, 2024) based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of internal control over financial reporting as of December 31, 2024 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this Form 10–K.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, appearing in Item 9A, management excluded from its assessment the internal control over financial reporting at TOPS which was acquired on August 30, 2024, and whose financial statements constitute 29.8% and 5.7% of total assets and revenue, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at TOPS.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 25, 2025

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Part III Item 10 of this Form 10-K is incorporated by reference to the sections entitled “Election of Directors,” “Governance” and “Stock Ownership” in the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2024 fiscal year.

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The information required by Part III Item 11 of this Form 10-K is incorporated by reference to the sections entitled “Governance” and “Compensation Discussion and Analysis” in the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the information required in Part III Item 12 of this Form 10-K are incorporated by reference to the section entitled “Stock Ownership” in the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2024 fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2024, with respect to our compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	Number of Securities
	to be Issued Upon		Weighted Average		Number of Securities
	Exercise of		Exercise Price of		Remaining Available for
	Outstanding Options,		Outstanding Options,		Future Issuance Under
	Warrants and Rights		Warrants and Rights		Equity Compensation Plans
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	585,987	(2)	$—	(3)	3,961,157
Equity compensation plans not approved by security holders (4)	—		—		35,399
Total	585,987		—		3,996,556
(1)	Comprised of the 2020 Plan and the ESPP.
(2)	Comprised of unvested performance–based restricted stock units payable in common stock upon vesting at target performance.
(3)	Performance–based restricted stock units do not have an exercise price.
(4)	Comprised of our DSDP. See Note 20 (“Stock-Based Compensation”) to our Financial Statements for further details of our DSDP.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Part III Item 13 of this Form 10-K is incorporated by reference to the section entitled “Governance” in the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2024 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Part III Item 14 of this Form 10-K is incorporated by reference to the section entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2024 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents filed as a part of this Form 10–K
1.	Financial Statements. The following financial statements are filed as a part of this Form 10-K.

2.Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8 “Financial Statements and Supplementary Data.”

3.Exhibits

Exhibit No.	Description
2.1

Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

2.2

Amendment No. 1 to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015

2.3

Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8–K filed on January 2, 2018

2.4

Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8–K filed on January 16, 2018

2.5#

Purchase and Sale Agreement, dated as of July 22, 2024, by and among Archrock ELT LLC, Archrock, Inc., TOPS Pledge1, LLC and TOPS Pledge2, LLC and, solely with respect to Section 6.25 of the Purchase and Sale Agreement, TOPS Holdings, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8–K filed on July 22, 2024

3.1	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015
3.2	Fourth Amended and Restated Bylaws of Archrock, Inc. (incorporated by reference to Exhibit 3.1 of Archrock Inc.’s Current Report on Form 8–K filed on July 28, 2023)
4.1

Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8–K filed on March 21, 2019

4.2

Indenture, dated as of December 20, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8–K filed on December 20, 2019

4.3

Indenture, dated as of August 26, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Regions Bank, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8–K filed on August 26, 2024

4.4

Supplemental Indenture, dated August 26, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and Computershare Trust Company (as successor in interest to Wells Fargo Bank, National Association), as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8–K filed on August 26, 2024

4.5

Supplemental Indenture, dated August 26, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and Computershare Trust Company (as successor in interest to Wells Fargo Bank, National Association), as trustee, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8–K filed on August 26, 2024

Exhibit No.	Description
4.6	Description of Common Stock, incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2019
10.1†	Exterran (now Archrock, Inc.) Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2007
10.2†	Summary of Donna A. Henderson Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015
10.3†	Summary of Jason Ingersoll Compensation Arrangement, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015
10.4†	Form of Compensation Letter applicable to Mr. Childers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on August 4, 2016.
10.5†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.6†	Exterran Holdings, Inc. (now Archrock, Inc.) Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8–K filed on August 23, 2007
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

Exhibit No.	Description
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

10.28†	Archrock Deferred Compensation Plan, dated as of October 28, 2021, incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on February 22, 2023
10.29†	Archrock, Inc. 2020 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2020
10.30†*	Amendment to the Archrock, Inc. 2020 Stock Incentive Plan
10.31†	Form of Letter Agreement, incorporated by reference to Exhibit 10.99 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

Exhibit No.	Description
10.32†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock, incorporated by reference to Exhibit 10.100 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022
10.33†

Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non–Employee Directors, incorporated by reference to Exhibit 10.101 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.34†

Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units for Non–Employee Directors, incorporated by reference to Exhibit 10.102 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.35†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash–Settled) , incorporated by reference to Exhibit 10.103 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.36†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock–Settled) , incorporated by reference to Exhibit 10.104 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.37†

Form of Compensation Letter (incorporated by reference and filed as Exhibit 10.1 to Form 8–K filed on April 30, 2020), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on June 21, 2021

10.38

Amended and Restated Credit Agreement, dated as of May 16, 2023, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 2023

10.39

First Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2024, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 28, 2024

10.40

Retention Incentive Agreement, dated January 25, 2024, by and between Archrock, Inc. and D. Bradley Childers, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 26, 2024

10.41*#

Sixth Amended and Restated Omnibus Agreement, effective August 30, 2024, by and among Archrock, Inc., AROC Corp., AROC Services GP LLC, AROC Services LP LLC, Archrock Services, L.P., Archrock Services Leasing LLC, Archrock ELT LLC, Total Operations and Production Services, LLC, Archrock Ecotec LLC, Archrock Ionada LLC, Archrock FGC LLC, Archrock GP LLC, Archrock GP LP LLC, Archrock MLP LP LLC, Archrock General Partner, L.P., Archrock Partners Corp., Archrock Partners, L.P., Archrock Partners Operating LLC, Archrock Partners Leasing LLC and Archrock Partners Finance Corp.

10.42

Tax Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

10.43

Purchase Agreement, dated as of August 12, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on August 13, 2024

10.44

Registration Rights and Lock-Up Agreement, dated as of August 30, 2024, by and between Archrock, Inc., TOPS Pledge1, LLC, TOPS Pledge2, LLC and TOPS NewCo, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on August 30, 2024

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Archrock, Inc.
23.1*	Consent of Deloitte & Touche LLP

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
97.1	Archrock’s Compensation Recovery Policy, dated effective October 2, 2023, incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10–K filed on February 21, 2024
101.1*	Interactive data files pursuant to Rule 405 of Regulation S–T
104.1*	Cover page interactive data files pursuant to Rule 406 of Regulation S–T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.
#

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Archrock, Inc.

/s/ D. Bradley Childers
D. Bradley Childers
President and Chief Executive Officer

February 25, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

TOPS ACQUISITION - Refer to Note 4 and 18 to the financial statements.

Critical Audit Matter Description

The Company completed the acquisition of Total Operations and Production Services, LLC (TOPS) for cash consideration of $868.7 million and 6,873,650 shares of common stock with an acquisition date fair value of $139.1 million. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on respective fair value, to property, plant and equipment (including compressors) and other intangible assets. The method for determining respective fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, market data, projected revenue, and current market interest rates.

Given the respective fair value determination of assets acquired and liabilities assumed requires management to make significant estimates related to assumptions such as future cash flows, discount rates, market data, projected revenue, and current market interest rates, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's selection of a weighted average cost of capital, and the fair value of acquired property, plant and equipment and intangible assets for TOPS included the following, among others:

•	We tested the effectiveness of controls over the purchase price allocation, including management's controls over the assumptions used in the valuation of the property, plant and equipment and intangible assets, including estimating the fair value of the acquired property, plant and equipment and intangible assets, determination of the weighted average cost of capital, and reviewing the work of third-party specialists.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.
•	We assessed the reasonableness of management’s projections of contract revenue by comparing the assumptions used in the projections to projected capital expenditures, historical data, and results from other areas of the audit.

Our audit procedures also included testing the effectiveness of internal controls over the long-lived asset impairment process, including those over the identification of units to be retired from the active fleet and assessed for impairment.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 25, 2025

We have served as the Company’s auditor since 2007

Archrock, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

x

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,420	$1,338
Accounts receivable, net of allowance of $414 and $587, respectively	132,478	124,069
Inventory	89,686	81,761
Other current assets	6,538	5,989
Total current assets	233,122	213,157
Property, plant and equipment, net	3,323,830	2,301,982
Operating lease right-of-use assets	15,365	14,097
Goodwill	52,155	—
Intangible assets, net	98,271	30,182
Contract costs, net	37,764	37,739
Deferred tax assets	2,975	3,192
Other assets	52,855	47,733
Non-current assets of discontinued operations	7,868	7,868
Total assets	$3,824,205	$2,655,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$57,567	$61,026
Accrued liabilities	124,105	85,381
Deferred revenue	6,932	5,736
Total current liabilities	188,604	152,143
Long-term debt	2,198,376	1,584,869
Operating lease liabilities	12,415	12,271
Deferred tax liabilities	62,505	4,921
Other liabilities	30,906	22,857
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	2,500,674	1,784,929

Commitments and contingencies (Note 17)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 185,350,510 and 164,984,401 shares issued, respectively	1,854	1,650
Additional paid-in capital	3,880,936	3,470,576
Accumulated deficit	(2,438,074)	(2,499,931)
Treasury stock: 10,182,985 and 9,020,454 common shares, at cost, respectively	(121,185)	(101,274)
Total equity	1,323,531	871,021
Total liabilities and equity	$3,824,205	$2,655,950

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Contract operations	$980,405	$809,439	$677,801
Aftermarket services	177,186	180,898	167,767
Total revenue	1,157,591	990,337	845,568
Cost of sales, exclusive of depreciation and amortization
Contract operations	323,052	306,748	278,898
Aftermarket services	135,449	142,271	140,586
Total cost of sales, exclusive of depreciation and amortization	458,501	449,019	419,484
Selling, general and administrative	139,121	116,639	117,184
Depreciation and amortization	193,194	166,241	164,259
Long-lived and other asset impairment	10,681	12,041	21,442
Restructuring charges	—	1,775	—
Debt extinguishment loss	3,181	—	—
Interest expense	123,610	111,488	101,259
Transaction-related costs	13,249	—	—
Gain on sale of assets, net	(17,887)	(10,199)	(40,494)
Other expenses, net	1,561	1,086	1,845
Income before income taxes	232,380	142,247	60,589
Provision for income taxes	60,149	37,249	16,293
Net income	$172,231	$104,998	$44,296

Basic and diluted earnings per common share	$1.05	$0.67	$0.28

Weighted-average common shares outstanding:
Basic	162,037	154,126	153,281
Diluted	162,375	154,344	153,410

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Comprehensive Income

(in thousands, except share amounts)

	Year Ended December 31,
	2024	2023	2022
Net income	$172,231	$104,998	$44,296
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	—	—	574
Amortization of dedesignated interest rate swap	—	—	410
Total other comprehensive income, net of tax	—	—	984
Comprehensive income	$172,231	$104,998	$45,280

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Amount	Shares	Capital	Deficit	Income (Loss)	Amount	Shares	Total
Balance at December 31, 2021	$1,615	161,482,852	$3,440,059	$(2,463,114)	$(984)	$(86,138)	(7,417,401)	$891,438
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(2,447)	(283,024)	(2,447)
Cash dividends ($0.58 per common share)	—		—	(90,315)	—	—	—	(90,315)
Shares issued under ESPP	1	92,469	632	—	—	—	—	633
Stock-based compensation, net of forfeitures	14	1,416,672	11,914	—	—	—	(110,123)	11,928
Net proceeds from issuance of common stock	4	447,020	4,172	—	—	—	—	4,176
Comprehensive income								—
Net income	—	—	—	44,296	—	—	—	44,296
Other comprehensive income	—	—	—		984	—	—	984
Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$—	$(88,585)	(7,810,548)	$860,693
Shares repurchased	—	—	—	—	—	(8,860)	(750,374)	(8,860)
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(3,829)	(388,128)	(3,829)
Cash dividends ($0.61 per common share)	—		—	(95,796)	—	—	—	(95,796)
Shares issued under ESPP	1	82,359	816	—	—	—	—	817
Stock-based compensation, net of forfeitures	15	1,463,029	12,983	—	—	—	(71,404)	12,998
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	—
Comprehensive income								—
Net income	—	—	—	104,998	—	—	—	104,998
Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$—	$(101,274)	(9,020,454)	$871,021
Shares repurchased	—	—	—	—	—	(13,337)	(732,826)	(13,337)
Shares withheld related to net settlement of equity awards	—	—	—	—	—	(6,574)	(392,177)	(6,574)
Cash dividends ($0.67 per common share)	—		—	(110,374)	—	—	—	(110,374)
Shares issued under ESPP	—	65,824	1,117	—	—	—	—	1,117
Stock-based compensation, net of forfeitures	8	776,635	14,638	—	—	—	(37,528)	14,646
Net proceeds from issuance of common stock	127	12,650,000	255,620	—	—	—	—	255,747
Shares issued for TOPS Acquisition	69	6,873,650	138,985	—	—	—	—	139,054
Comprehensive income								—
Net income	—	—	—	172,231	—	—	—	172,231
Balance at December 31, 2024	$1,854	185,350,510	$3,880,936	$(2,438,074)	$—	$(121,185)	(10,182,985)	$1,323,531

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$172,231	$104,998	$44,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,194	166,241	164,259
Long-lived and other asset impairment	10,681	12,041	21,442
Non-cash restructuring charges	—	221	—
Unrealized change in fair value of investment in unconsolidated affiliate	1,484	973	1,864
Inventory write-downs	550	545	1,640
Amortization of operating lease right-of-use assets	3,852	3,319	3,206
Amortization of deferred financing costs	5,072	5,729	5,152
Amortization of debt premium	(2,006)	(2,006)	(2,006)
Amortization of capitalized implementation costs	3,009	2,624	1,984
Amortization of dedesignated interest rate swap	—	—	410
Interest rate swaps	—	—	631
Debt extinguishment loss	3,181	—	—
Stock-based compensation expense	14,646	12,998	11,928
Provision for credit losses	381	224	206
Gain on sale of assets, net	(17,887)	(10,199)	(12,396)
Gain on sale of business	—	—	(28,098)
Deferred income tax provision	58,090	35,658	15,229
Amortization of contract costs	23,877	21,289	19,162
Deferred revenue recognized in earnings	(15,001)	(16,464)	(20,956)
Changes in operating assets and liabilities:
Accounts receivable, net	524	(9,123)	(19,971)
Inventory	(1,920)	4,189	(10,520)
Other assets	(2,537)	(1,895)	(2,653)
Contract costs	(23,902)	(24,292)	(29,575)
Accounts payable and other liabilities	(15,850)	(12,166)	13,529
Deferred revenue	18,052	15,386	24,642
Other	(130)	(103)	45
Net cash provided by operating activities	429,591	310,187	203,450

Cash flows from investing activities:
Capital expenditures	(359,032)	(298,632)	(239,867)
Proceeds from sale of business	—	—	99,611
Proceeds from sale of property, equipment and other assets	67,591	72,206	20,654
Proceeds from insurance and other settlements	45	1,222	3,353
Cash paid in TOPS Acquisition, net of cash acquired	(866,170)	—	—
Investments in unconsolidated entities	(2,497)	(7,287)	(14,667)
Net cash used in investing activities	(1,160,063)	(232,491)	(130,916)

Cash flows from financing activities:
Borrowings of long-term debt	1,429,500	802,825	826,733
Repayments of long-term debt	(1,308,200)	(767,050)	(809,983)
Proceeds from 2032 Notes offering	700,000	—	—
Partial repayment of 2027 Notes	(201,987)	—	—
Payments of debt issuance costs	(12,338)	(6,031)	—
Payments for settlement of interest rate swaps that include financing elements	—	—	(1,334)
Dividends paid to stockholders	(110,374)	(95,796)	(90,315)
Repurchases of common stock	(13,337)	(8,860)	—
Taxes paid related to net share settlement of equity awards	(6,574)	(3,829)	(2,447)
Net proceeds from issuance of common stock	255,747	—	4,176
Proceeds from stock issued under ESPP	1,117	817	633
Net cash provided by (used in) financing activities	733,554	(77,924)	(72,537)
Net increase (decrease) in cash and cash equivalents	3,082	(228)	(3)
Cash and cash equivalents, beginning of period	1,338	1,566	1,569
Cash and cash equivalents, end of period	$4,420	$1,338	$1,566

Supplemental disclosure of cash flow information:
Interest paid	$120,544	$107,765	$98,406
Supplemental disclosure of non-cash investing transactions:
Accrued capital expenditures	$19,742	$25,689	$9,899
Issuance of Archrock common stock pursuant to TOPS Acquisition	139,054	—	—

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our Financial Statements include the accounts of Archrock and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Except as otherwise noted, any capitalized term used but not defined in our Financial Statements shall have the same meaning provided in our 2024 Form 10-K.

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

Inventory

Inventory primarily consists of parts used for maintenance of natural gas compression equipment. Inventory is stated at the lower of cost and net realizable value using the average cost method.

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

Goodwill

The goodwill acquired in connection with the TOPS Acquisition represents the excess of consideration transferred over the fair value of the assets and liabilities acquired. We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of a reporting unit exceeds its fair value, including the applicable goodwill. We perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is impaired. If the fair value is more-likely-than-not impaired, we perform a quantitative impairment test to identify impairment and measure the amount of impairment loss to be recognized, if any.

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

The quantitative impairment test (i) allocates goodwill and our other assets and liabilities to our reporting units, contract operations and aftermarket services, (ii) calculates the fair value of the reporting units and (iii) determines the impairment loss, if any, as the amount by which the carrying amount of the reporting unit exceeds its fair value (limited to the total amount of goodwill allocated to that reporting unit). All of the goodwill recognized in the TOPS Acquisition was attributed to our contract operations reporting unit.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Leases

We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. We recognize ROU assets and operating lease liabilities based on the present value of lease payments over the lease term. As the discount rate implicit in the lease is rarely readily determinable, we estimate our incremental borrowing rate using information available at commencement date in determining the present value of the lease payments.

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

For contract operations service agreements in which we are a lessor, we do not account for these agreements as operating leases, as the services nonlease component is predominant over the compression package lease component.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

Service provided based on time and materials is generally short–term in nature and labor rates and parts pricing is agreed upon prior to commencing the service. We apply an estimated adjusted gross margin percentage, which is fixed based on historical time and materials–based service, to actual costs incurred. We evaluate the estimated adjusted gross margin percentage at the end of each reporting period and adjust the transaction price as appropriate.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax–planning strategies and results of recent operations. If a valuation allowance was previously recorded and we subsequently determined we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax assets’ valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with the accounting standard on income taxes under a two–step process whereby (1) we determine whether it is more-likely-than-not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more–likely–than–not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. Our temporary cash investments have a zero–loss expectation because we maintain minimal balances in our cash investment accounts and have no history of loss. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We perform periodic evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness to manage this risk. We generally do not obtain collateral for trade accounts receivables, but we may require payment in advance. Payment terms are on a short–term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the products and services we provide and the terms of our customer agreements.

During the year ended December 31, 2024, one customer accounted for $121.4 million, or more than 10% of our consolidated revenue, and another customer accounted for more than 13% of our consolidated trade accounts receivable, both primarily related to our contract operations segment.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

3. Recent Accounting Developments

Accounting Standards Updates Implemented

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. ASU 2023-07 allows disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. We adopted ASU 2023-07 retrospectively during the year ended December 31, 2024. See Note 30 (“Segments”) for further details.

Accounting Standards Updates Not Yet Implemented

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require significant additional disclosures, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, and should be applied on a prospective basis, with a retrospective option. Early adoption is permitted. We are assessing and modifying our systems and processes to comply with our future adoption of ASU 2023-09.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which will require tabular disclosures about certain expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities are required to adopt ASU 2024-03 prospectively with the option for retrospective application. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

4. Business Transactions

TOPS Acquisition

On August 30, 2024, we completed the TOPS Acquisition, whereby we acquired all of the issued and outstanding equity interests in TOPS, including a fleet of approximately 580,000 horsepower, including approximately 530,000 operating horsepower, for aggregate consideration consisting of $868.7 million in cash and approximately 6.9 million shares of common stock with an acquisition date fair value of $139.1 million. The cash portion of the purchase price was funded with proceeds from the July 2024 Equity Offering, the 2032 Notes offering and borrowings under the Credit Facility. In accordance with the terms of the purchase and sale agreement, customary post-closing adjustments were made during the fourth quarter of 2024, resulting in a $0.4 million reduction to the purchase price.

The TOPS Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values was recorded as goodwill.

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$2,498
Accounts receivable	9,737
Inventory	7,346
Other current assets	495
Property, plant and equipment	912,877
Operating lease right-of-use assets	1,424
Goodwill	52,155
Intangible assets	76,228
Other assets	4,032
Accounts payable, trade	(48,946)
Accrued liabilities	(4,667)
Operating lease liabilities	(1,424)
Other liabilities	(4,032)
Purchase price	$1,007,723

The valuation methodologies and significant inputs for fair value measurements are detailed by significant asset class below. The fair value measurements for property, plant and equipment and intangible assets are based on significant inputs that are not observable in the market and therefore represent Level 3 measurements.

Property, Plant and Equipment

Property, plant and equipment is primarily comprised of electric motor drive compression equipment that will depreciate on a straight-line basis over an estimated average remaining useful life of 25 years. The fair value of the property, plant and equipment was determined using both the cost and market approach. For most of the compression equipment, we estimated the replacement cost using the direct cost method by evaluating recent purchases of similar assets or published data, then adjusting the replacement cost for physical deterioration and functional and economic obsolescence, as applicable. For certain compression equipment, we then considered the market approach by comparing our estimated dollar per horsepower to market comparables and market participant assumptions and adjusted as necessary.

Other fixed assets were valued using the indirect cost method, whereby we applied asset-specific trend information using published indexes to calculate the estimated replacement cost of assets that were identified to be reflected at historical cost. Other assets were depreciated based on published normal useful life estimates and prior experience with similar assets.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

It is generally accepted that the fair market value of a trade name is best measured by the relief-from-royalty method under the income approach, whereby we calculated the royalty savings by estimating a reasonable royalty rate that a third party would negotiate in a licensing agreement expressed as a percentage of total revenue involving a trade name. The revenue related to the trade name was multiplied by the selected royalty rate over the estimated expected useful life of the trade name to arrive at the royalty savings. The royalty savings were tax effected and discounted to present value using a discount rate commensurate with the risk profile of the trade name relative to our WACC and the return on the other acquired assets.

Goodwill

The amount of goodwill resulting from the TOPS Acquisition is attributable to the expansion of our services in the Permian Basin, where we currently operate, and was allocated to our contract operations segment. The goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of potential impairment exist. All of the goodwill recorded for the TOPS Acquisition is expected to be deductible for U.S. federal income tax purposes.

Tax Contingency and Indemnification Asset

We recorded a non-income tax based contingency of $4.3 million and a corresponding indemnification asset of $4.3 million based on facts existing on the acquisition date. The tax contingency arose from pre-acquisition activities of TOPS. As part of the acquisition, the sellers agreed to indemnify us for certain tax contingencies up to $21.6 million as of the acquisition date. Dependent upon facts and circumstances, the sellers’ indemnification obligation may be reduced over a period of five years from the acquisition date but may also be extended until the resolution of claims timely submitted to the sellers.

Results of Operations

The results of operations attributable to the TOPS Acquisition have been included in our consolidated financial statements as part of our contract operations segment since the acquisition date. Revenue attributable to the assets acquired from the acquisition date through December 31, 2024 was $65.5 million. We are unable to provide earnings attributable to the assets and liabilities acquired since the acquisition date, as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Transaction-Related Costs

We recorded $13.2 million of transaction-related costs in our consolidated statements of operations during the year ended December 31, 2024.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents transaction-related cost incurred by cost type:

Year ended
(in thousands)	December 31, 2024
Professional fees (1)	$11,387
Compensation-related costs (2)	1,553
Other costs	309
Total transaction-related costs	$13,249
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to employee retention and other compensation related arrangements associated with the acquisition. Payments are due and payable at various times up to and including the two-year anniversary of the TOPS Acquisition.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the years ended December 31, 2024 and 2023 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the TOPS Acquisition. The TOPS Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2023, and reflects the following:

●	the effects of the employee retention and other compensation-related arrangements associated with the TOPS Acquisition;

●	the application of our accounting policies and adjusting the results of TOPS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2023;

●	the interest expense resulting from the 2032 Notes, the 2027 Notes Tender Offer, and the First Amendment to the Amended and Restated Credit Agreement;

●	the exclusion of $11.4 million of nonrecurring financial advisory, legal, audit and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our consolidated statements of operations during the year ended December 31, 2024, respectively. For the year ended December 31, 2023, pro forma earnings were adjusted to reflect these charges; and

●	the income tax effects of the adjustments based on the estimated blended statutory tax rate of 23%.

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Year Ended
	December 31,
(in thousands)	2024	2023
Revenue	$1,266,659	$1,099,080
Net income attributable to Archrock stockholders	191,434	78,554

5. Dispositions

During 2022, we completed sales of certain contract operations customer service agreements and approximately 770 compressors, comprising approximately 172,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. The sale constituted a business, and accordingly, we allocated customer–related and contract–based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized an aggregate gain of $28.1 million.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

6. Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	December 31,
(in thousands)	2024	2023
Customer related:
Third party	$123,107	$116,475
Related parties (1)	3,585	3,839
Other (2)	6,200	4,342
Accounts receivable	132,892	124,656
Allowance for credit losses	(414)	(587)
Accounts receivable, net	$132,478	$124,069
(1)	See Note 29 (“Related Party Transactions”) for additional information.
(2)	Other receivables primarily consist of amounts due from the sale of used equipment.

As December 31, 2024 and 2023, our receivables from contracts with customers, net of allowance for credit losses, were $126.3 million and $119.7 million, respectively.

Allowance for Credit Losses

The changes in our allowance for credit losses are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of period	$587	$1,674	$2,152
Provision for credit losses	381	224	206
Write-offs charged against allowance	(554)	(1,311)	(684)
Balance at end of period	$414	$587	$1,674

7. Inventory

Inventory is comprised of the following:

	December 31,
(in thousands)	2024	2023
Parts and supplies	$76,505	$70,759
Work in progress	13,181	11,002
Inventory	$89,686	$81,761

During the years ended December 31, 2024, 2023 and 2022 we recorded write–downs to inventory of $0.6 million, $0.5 million and $1.6 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

8. Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	December 31,
(in thousands)	2024	2023
Compression equipment, facilities and other fleet assets	$4,392,818	$3,326,919
Land and buildings	32,060	30,169
Transportation and shop equipment	118,413	100,474
Computer hardware and software	78,021	77,532
Other	7,411	5,678
Property, plant and equipment	4,628,723	3,540,772
Accumulated depreciation	(1,304,893)	(1,238,790)
Property, plant and equipment, net	$3,323,830	$2,301,982

Depreciation expense was $185.1 million, $159.3 million and $155.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. Assets under construction of $125.0 million and $64.7 million at December 31, 2024 and 2023, respectively, primarily consisted of compression equipment and other fleet assets.

9. Leases

We have operating leases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of less than one year to approximately eight years and most include options to extend the lease term, at our discretion, for an additional one to ten years. We are not, however, reasonably certain that we will exercise any of the options to extend them and as such, they have not been included in the remaining lease terms.

Financial and other supplemental information related to our operating leases is as follows:

		December 31,
(in thousands)	Classification	2024	2023
ROU assets	Operating lease ROU assets	$15,365	$14,097

Lease liabilities
Current	Accrued liabilities	$4,121	$3,160
Noncurrent	Operating lease liabilities	12,415	12,271
Total lease liabilities		$16,536	$15,431

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$4,607	$4,131	$4,041
Short-term lease cost	390	412	447
Variable lease cost	1,901	1,881	1,802
Total lease cost	$6,898	$6,424	$6,290

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$6,692	$6,157	$5,951
Operating lease ROU assets obtained in exchange for lease liabilities, net (1)	5,120	710	2,421
(1) Includes decreases to our ROU assets of $0.4 million, and $0.2 million related to lease amendments and terminations during 2023 and 2022 respectively. There were no lease amendments or terminations during 2024 that resulted in decreases to our ROU assets.

	December 31,
	2024	2023	2022
Weighted-average remaining lease term (in years)	4.9	6.0	6.7
Weighted-average discount rate	5.6%	4.9%	4.7%

Remaining maturities of our lease liabilities as of December 31, 2024 are as follows:

(in thousands)
2025	$4,569
2026	4,002
2027	3,026
2028	2,576
2029	2,509
Thereafter	2,254
Total lease payments	18,936
Less: Interest	(2,400)
Total lease liabilities	$16,536

10. Intangible Assets, net

Intangible assets include customer relationships associated with various business and asset acquisitions as well as a trade name intangible asset associated with the TOPS Acquisition. These acquired intangible assets were recorded at fair value determined as of the acquisition date and are being amortized over the period we expect to benefit from the assets.

Intangible assets, net is comprised of the following:

	December 31,
(in thousands)	2024	2023
Gross carrying amount	$218,564	$142,336
Accumulated amortization	(120,293)	(112,154)
Intangible assets, net	$98,271	$30,182

Intangible assets are amortized on a straight–line basis with estimated useful lives ranging from five to 25 years. Amortization expense was $8.1 million, $6.9 million and $8.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Estimated amortization expense for each of the subsequent five fiscal years and thereafter is expected to be as follows:

(in thousands)
2025	$11,072
2026	10,509
2027	9,634
2028	9,280
2029	9,139
Thereafter	48,637
Total	$98,271

11. Contract Costs

For our contract operations segment, we capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized contract costs include commissions paid to our sales force to obtain contract operations contracts. We expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment, as the amortization period is less than one year. We had contract costs of $4.1 million and $2.2 million associated with sales commissions recorded in our consolidated balance sheets as of December 31, 2024 and 2023, respectively.

For our contract operations segment, we capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Contract costs incurred to fulfill our customer contracts include freight charges to transport compression assets before transferring services to the customer and mobilization activities associated with our contract operations services. Aftermarket services fulfillment costs are recognized based on the percentage–of–completion method applicable to the customer contract and do not typically result in the recognition of a contract asset. We had contract costs of $19.8 million and $18.9 million associated with freight and mobilization recorded in our consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Contract operations obtainment and fulfillment costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 46 months based on average contract term, including anticipated renewals. Annually, we assess whether the 46–month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales, exclusive of depreciation and amortization. During the years ended December 31, 2024, 2023 and 2022, we amortized $2.3 million, $1.9 million and $1.9 million, respectively, related to sales commissions, and $21.5 million, $19.4 million and $17.3 million, respectively, related to freight and mobilization.

12. Hosting Arrangements

We have hosting arrangements that are service contracts for cloud applications including our ERP, mobile workforce, telematics and inventory management tools.

Capitalized implementation costs and accumulated amortization related to our hosting arrangements that are service contracts are as follows:

	December 31,
(in thousands)	2024	2023
Hosting arrangements	$20,002	$17,832
Accumulated amortization	(8,329)	(5,320)
Hosting arrangements, net	$11,673	$12,512

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

These costs are included in other assets in our consolidated balance sheets. Amortization expense, which is recorded in SG&A in our consolidated statements of operations, was $3.0 million, $2.6 million and $2.0 million during December 31, 2024, 2023 and 2022, respectively.

13. Investments in Unconsolidated Affiliates

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment–by–investment basis at initial recognition.

For ownership interests that are not accounted for under the equity method and that do not have readily determinable fair values, we have elected the fair value measurement alternative to record these investments at cost minus impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investments in equity securities measured using the fair value measurement alternative are reviewed for impairment or observable price changes in orderly transactions each reporting period

Investment in ECOTEC

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the years ended December 31, 2024, 2023 and 2022, we recognized unrealized losses of $1.5 million, $1.0 million and $1.9 million, respectively, related to the change in fair value of our investment (see Note 27 (“Fair Value Measurements”)). Changes in the fair value of this investment are recognized in other expense, net in our consolidated statements of operations. During the years ended December 31, 2024 and 2023, we contributed $1.3 million and $3.1 million, respectively, to maintain our 25% ownership interest in ECOTEC, which is included in other assets in our consolidated balance sheets.

Investment in Ionada

In November 2023, we agreed and made initial investment of $3.8 million, to serve as the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. As of December 31, 2024 and 2023, we had a fully diluted ownership equity interest in Ionada of 12% and 10%, respectively. We have elected the fair value measurement alternative to account for this investment (see Note 27 (“Fair Value Measurements”)).

On November 19, 2024, subject to the same terms and conditions of our initial investment, we invested an additional $1.2 million and as a result, the carrying value of our investment in Ionada at December 31, 2024 was $5.5 million, including cumulative transaction costs of $0.5 million, and is included in other assets in our consolidated balance sheets. There were no upward adjustments, impairments or downward adjustments to the carrying value of the investment as of December 31, 2024. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments, $1.3 million in November 2025 and $4.8 million prior to July 2026, for a fully diluted ownership interest of 15% and 24%, respectively.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

14. Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31,
(in thousands)	2024	2023
Accrued salaries and other benefits	$56,873	$37,425
Accrued income and other taxes	8,434	7,160
Accrued interest	35,366	22,464
Other accrued liabilities	23,432	18,332
Accrued liabilities	$124,105	$85,381

15. Contract Liabilities

As of December 31, 2024 and 2023, our contract liabilities were $10.0 million and $7.0 million, respectively. These liabilities are included in deferred revenue and other liabilities in our consolidated balance sheets.

During the years ended December 31, 2024 and 2023, we deferred revenue of $18.1 million and $15.4 million, respectively, and recognized revenue of $15.0 million and $16.5 million, respectively. The revenue recognized and deferred during the periods is primarily related to freight billings for contract operations and milestone billings for aftermarket services.

16. Long–Term Debt

Long–term debt is comprised of the following:

	December 31,
(in thousands)	2024	2023
Credit Facility	$408,325	$287,025

6.625% senior notes due September 2032:
Principal outstanding	700,000	—
Unamortized debt issuance costs	(9,609)	—
	690,391	—
6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	6,519	8,524
Unamortized debt issuance costs	(5,401)	(7,081)
	801,118	801,443
6.875% senior notes due April 2027:
Principal outstanding	300,000	500,000
Unamortized debt issuance costs	(1,458)	(3,599)
	298,542	496,401

Long-term debt	$2,198,376	$1,584,869

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Credit Facility

First Amendment to the Amended and Restated Credit Agreement

On August 28, 2024, we amended our Amended and Restated Credit Agreement to, among other things:

●	increase the borrowing capacity of the Credit Facility from $750.0 million to $1.1 billion;
●	increase the portion of the Credit Facility available for the issuance of swing line loans from $75.0 million to $110.0 million;
●	increase the cash dominion trigger threshold amount from $75.0 million to $110.0 million;
●	add certain financial institutions as lenders under the Credit Facility;
●	join a newly formed wholly owned subsidiary of Archrock Services, L.P. as a guarantor and grantor under the Credit Facility; and
●	modify certain other covenants to which we are subject.

We incurred $2.6 million in transaction costs related to the First Amendment to the Amended and Restated Credit Agreement, which were included in other assets in our consolidated balance sheets and are being amortized over the remaining term of the Credit Facility.

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

We incurred $6.0 million in transaction costs related to the Amended and Restated Credit Agreement, which were included in other assets in our consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, we wrote off $1.0 million of unamortized deferred financing costs as a result of the Amended and Restated Credit Agreement, which was recorded to interest expense in our consolidated statements of operations during the year ended December 31, 2023.

As of December 31, 2024, there were $4.0 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings was 2.2%. The weighted average annual interest rate on the outstanding balance under our Credit Facility was 6.8% and 7.7% at December 31, 2024 and 2023, respectively. As of December 31, 2024, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of December 31, 2024.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Other Facility Terms

As of December 31, 2024, our Credit Facility had an aggregate borrowing commitment of $1.1 billion. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $750.0 million. Portions of the Credit Facility, up to $110.0 million, are available for the issuance of swing line loans and $50.0 million is available for the issuance of letters of credit.

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

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility at a rate of 0.25% to 0.375% depending on the ratio of the outstanding balance to the aggregate borrowing commitment. We incurred $2.1 million, $1.7 million and $1.9 million in commitment fees during the years ended December 31, 2024, 2023 and 2022, respectively.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors, the largest of which is compressors. Borrowings under the Credit Facility are secured by substantially all of our personal property assets and certain of our subsidiaries.

The Amended and Restated Credit Agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Amended and Restated Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers.

As of December 31, 2024, the following consolidated financial ratios, as defined in our Amended and Restated Credit Agreement, were required:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.0 to 1.0
Total Debt to EBITDA (1)	5.25 to 1.0
(1) Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

2032 Notes

On August 26, 2024, we completed a private offering of $700.0 million aggregate principal amount of 6.625% senior notes due September 2032 and received net proceeds of $690.0 million after deducting issuance costs. The $10.0 million of issuance costs were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statement of operations over the term of the notes. A portion of the net proceeds were used to fund a portion of the cash consideration for the TOPS Acquisition, the 2027 Notes Tender Offer and to repay borrowings outstanding under our Credit Facility.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The 2032 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us, and by all of our existing subsidiaries, other than Archrock Partners Finance Corp., which is the issuer of the 2032 Notes. The 2032 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior unsecured indebtedness.

We may, at our option, redeem all of part of the 2032 Notes at any time on or after September 1, 2027, at specified redemption prices, plus any accrued and unpaid interest. In addition, prior to September 1, 2027, we may redeem up to 40% of the 2032 Notes, in an amount equal to the net cash proceeds of one or more equity offerings, at a specified redemption price, plus any accrued and unpaid interest. We may also redeem all or part of the 2032 Notes at any time prior to September 1, 2027 at a redemption price equal to the principal amount and a make whole premium, plus any accrued and unpaid interest.

2027 Notes Tender Offer

In connection with the offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million, which reflects approximately 101% of the aggregate principal amount of the tendered 2027 Notes and $0.2 million of agent and legal fees. On the date of tender, the net carrying value of the tendered 2027 Notes was $198.8 million and we recorded a debt extinguishment loss of $3.2 million in our consolidated statements of operations during the year ended December 31, 2024.

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

In March 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs of $8.8 million. The $500.0 million of notes were issued at 100% of their face value and have an effective interest rate of 7.9%.  In August 2024, we completed a cash tender offer to purchase $200 million aggregate principal amount of the 2027 Notes, after which $300 million aggregate principal amount of the 2027 Notes remained outstanding.

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

The 2027 Notes and 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and all of our existing subsidiaries, other than Archrock Partners, L.P. and Archrock Partners Finance Corp., which are co–issuers of both offerings, and certain of our future subsidiaries. The 2027 Notes and 2028 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior unsecured indebtedness.

The 2027 Notes and 2028 Notes may be redeemed at any time, in whole or in part, at specified redemption prices and make–whole premiums, plus any accrued and unpaid interest.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Maturities of Long–Term Debt

As of December 31, 2024, the maturities of our long–term debt, excluding interest to be accrued, are as follows:

(in thousands)
2025	$—
2026	—
2027	298,542
2028	1,209,443
2029	—
Thereafter	690,391

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

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of both December 31, 2024 and 2023, we accrued $8.6 million and $3.9 million, respectively, for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

As of both December 31, 2024 and 2023, $0.6 million of the tax contingencies mentioned above related to audits that have advanced from the audit review phase to the contested hearing phase. As of December 31, 2024, $4.3 million of the tax contingencies mentioned above had an offsetting indemnification asset. None were indemnified as of December 31, 2023.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

18. Stockholders’ Equity

July 2024 Equity Offering

On July 24, 2024, Archrock sold, pursuant to a public underwriting offering, approximately 12.7 million shares of common stock, including approximately 1.7 million shares of common stock pursuant to an over-allotment option. Archrock received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. Proceeds from this equity offering were used to fund a portion of the TOPS Acquisition.

TOPS Acquisition

On August 30, 2024, we completed the TOPS Acquisition and issued approximately 6.9 million shares of common stock to the sellers as part of the acquisition purchase price. The acquisition date fair value was $139.1 million and is reflected in common stock and additional paid-in capital in our consolidated statements of equity. See Note 4 (“Business Transactions”) for further details.

Share Repurchases

Share Repurchase Program

On April 27, 2023, our Board of Directors authorized a share repurchase program that allowed us to repurchase up to $50.0 million of outstanding common stock. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time. On April 25, 2024, our Board of Directors approved an extension of the Share Repurchase Program upon expiry of the current authorization on April 27, 2024, for an additional 24-month period. In connection with the extension, the Board of Directors replenished the amount of shares authorized for repurchase under the Share Repurchase Program, resulting in available capacity of $50.0 million at that time. Through December 31, 2024, we had repurchased 1,483,200 common shares at an average price of $14.97 per share for an aggregate of $22.2 million. As of December 31, 2024, $37.9 million remained available for purchase under the Share Repurchase Program. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion.

Shares Withheld to Cover

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes shares repurchased:

	Year Ended
	December 31, 2024
(dollars in thousands, except per share amounts)	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased
Shares repurchased under the Share Repurchase Program	732,826	$18.20	$13,337
Shares withheld related to net settlement of equity awards	392,177	16.76	6,574
Total	1,125,003	$17.70	$19,911

	Year Ended
	December 31, 2023
(dollars in thousands, except per share amounts)	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Shares Repurchased
Shares repurchased under the Share Repurchase Program	750,374	$11.81	$8,860
Shares withheld related to net settlement of equity awards	388,128	9.87	3,829
Total	1,138,502	$11.15	$12,689

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

During the year ended December 31, 2022, we sold 447,020 shares of common stock, for net proceeds of $4.2 million, pursuant to the ATM Agreement. There were no shares of common stock sold during the years ended December 31, 2024 and 2023.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2024, 2023 and 2022:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2024
Q4	$0.175	$30,690
Q3	0.165	27,865
Q2	0.165	25,819
Q1	0.165	26,000

2023
Q4	$0.155	$24,190
Q3	0.155	24,250
Q2	0.150	23,504
Q1	0.150	23,852

2022
Q4	$0.145	$22,589
Q3	0.145	22,559
Q2	0.145	22,494
Q1	0.145	22,673

On January 30, 2025, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock, or approximately $33.5 million, which was paid on February 19, 2025 to stockholders of record at the close of business on February 12, 2025.

Accumulated Other Comprehensive Loss

Components of comprehensive income are net income (and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive loss consists of changes in the fair value of our interest rate swap derivative instruments, net of tax. See Note 26 (“Derivatives and Hedging”) for further details on our interest rate swap derivative instruments.

The following table presents the changes in accumulated other comprehensive loss, net of tax:

Year ended
(in thousands)	December 31, 2022
Beginning accumulated other comprehensive loss	$(984)
Other comprehensive income, net of tax:
Loss recognized in other comprehensive income	(405)
Loss reclassified from accumulated other comprehensive loss to interest expense	1,389
Total other comprehensive income	984
Ending accumulated other comprehensive loss	$—

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

19. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment (see Note 30 (“Segments”)) and disaggregated by revenue source:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Contract operations:
0 ― 1,000 horsepower per unit	$246,524	$170,320	$159,140
1,001 ― 1,500 horsepower per unit	384,956	350,961	285,758
Over 1,500 horsepower per unit	348,295	287,183	231,923
Other (1)	630	975	980
Total contract operations revenue (2)	980,405	809,439	677,801

Aftermarket services:
Services	100,847	98,803	88,728
OTC parts and components sales	76,023	82,095	79,039
Other	316	—	—
Total aftermarket services revenue (3)	177,186	180,898	167,767

Total revenue	$1,157,591	$990,337	$845,568
(1)	Primarily relates to fees associated with owned non–compression equipment.
(2)	Includes $5.3 million, $4.2 million and $3.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales and other revenue is recognized at a point in time.

Performance Obligations

As of December 31, 2024, we had $839.9 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2029 as follows:

(in thousands)	2025	2026	2027	2028	2029	Total
Remaining performance obligations	$499,522	$254,034	$65,933	$16,218	$4,176	$839,883

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

20. Stock–Based Compensation

We recognize stock-based compensation expense related to restricted stock awards, restricted stock units, performance-based restricted stock units and shares issued under our ESPP. We account for forfeitures as they occur.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Equity award expense	$14,646	$12,998	$11,928
Liability award expense	18,393	7,910	2,569
Total stock-based compensation expense	$33,039	$20,908	$14,497

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

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then–current market price to cover taxes required to be withheld on the vesting date. During the years ended December 31, 2024, 2023 and 2022, we withheld 392,177 shares valued at $6.6 million, 383,128 shares valued at $3.8 million and 283,024 shares valued at $2.4 million, respectively, to cover tax withholding.

On February 19, 2025, the Compensation Committee approved an amendment to the 2020 Plan that provides for the delegation to a subcommittee, which may be comprised of one or more officers of the Company, the authority to grant awards to employees who are not subject to Section 16 of the Exchange Act, subject to certain award size and other limitations.

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

We have performance–based restricted stock units whose vesting is dependent on the satisfaction of a combination of certain service–related conditions and our total shareholder return ranked against that of a predetermined peer group over a three–year performance period, as well as performance–based restricted stock units whose vesting is contingent on meeting various horsepower utilization targets over a three–year performance period. The awards vest in their entirety on the date specified in the award agreement following the conclusion of the performance period. The final number of shares of common stock issuable upon vesting can range from 0% to 250% of the initial grant depending on the level of achievement as determined by the Compensation Committee of our Board of Directors.

The fair value of the horsepower utilization performance-based restricted stock units is equal to the fair value of our common stock at the grant date. The fair value of the total shareholder return performance–based restricted stock units, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. Expected volatilities for us and each peer company utilized in the model are estimated using a historical period consistent with the awards’ remaining performance period as of the grant date. The risk–free interest rate is based on the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities for a term consistent with the remaining performance period. The dividend yield used is 0.0% to approximate accumulation of earnings.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The assumptions that were used to estimate the fair value of our restricted stock units and performance–based stock units are as follows:

	Year Ended December 31,
	2024	2023	2022
Remaining performance period as of grant date (in years)	2.9	2.9	2.9
Risk-free interest rate used	4.1%	3.9%	1.4%
Grant-date fair value	$23.67	$15.68	$11.96

Activity related to our restricted stock and performance–based restricted stock units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
(in thousands, except per share amounts)	Shares	Per Share
Non-vested restricted stock and performance-based restricted stock units, December 31, 2023	2,625	$10.19
Granted	864	17.44
Adjustment for performance	13	14.30
Vested	(1,188)	10.22
Canceled	(38)	12.08
Non-vested restricted stock and performance-based restricted stock units, December 31, 2024	2,276	$12.81

The grant date fair value of the restricted stock and performance–based restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $15.1 million, $15.3 million and $14.3 million, respectively. The fair value of the restricted stock and performance–based restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $20.2 million, $12.4 million and $9.3 million, respectively.

As of December 31, 2024, we expect $14.5 million of unrecognized compensation cost related to our non–vested restricted stock and performance–based restricted stock units to be recognized over the weighted–average period of 1.7 years.

Cash Settled Performance Units

Grants of cash–settled performance units vest at the end of the three-year vesting period and are payable in an amount of cash equivalent to the value of our common stock at the vesting date for each unit vested. These awards are subject to one or more performance conditions and are accounted for as liability awards with expense based on the fair value measured at the end of each reporting period. These awards also include dividend equivalent rights that accumulate during the vesting period. At the end of each reporting period, the Compensation Committee of our Board of Directors approves the determination of achievement for each performance measure, which can range from 0% to 200%.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Activity related to our cash–settled performance units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
(in thousands, except per share amounts)	Shares	Per Share
Non-vested cash-settled performance units, December 31, 2023	548	$9.37
Granted	134	16.00
Adjustment for performance	92	10.70
Vested	(235)	10.70
Canceled	—	—
Non-vested cash-settled performance units, December 31, 2024	539	$10.67

The grant date fair value of the cash settled performance units granted during the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $1.9 million and $2.5 million, respectively. The performance criteria for the cash settled performance units granted during the year ended December 31, 2020, were not met over the performance period; therefore, the Compensation Committee of our Board of Directors determined that no payout was earned, and no cash was paid upon vesting during the year ended December 31, 2023. Cash paid upon vesting of the cash settled performance units during the years ended December 31, 2024 and 2022 was $4.3 million and $1.2 million, respectively.

As of December 31, 2024, we expect $8.4 million of unrecognized compensation cost related to our non–vested liability awards to be recognized over the weighted–average period of 1.5 years.

Time-Based Cash or Equity Settled Performance Units

In 2024, we issued time-based equity awards that vest in three equal installments following the grant date.  These awards are payable in either cash or restricted stock units, at the employees’ option, based on the value of the Company’s common stock at the vesting date. These awards are subject to certain qualifying retirement provisions, are classified as liability awards and expense recognized based on the fair value measured at the end of each reporting period.  These awards also include dividend equivalent rights that accumulate during the vesting period.

During the year ended December 31, 2024, 187,500 restricted stock units were granted, with a total grant date fair value of $3.0 million, none of which vested during the year. As of December 31, 2024, we expect $1.8 million of unrecognized compensation cost related to non-vested restricted stock units over a weighted-average period of 1.5 years.

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

The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1.0 million. As of December 31, 2024, 281,067 shares remained available for purchase under the ESPP.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

There are 100,000 shares reserved under the DSDP and, as of December 31, 2024, 37,771 shares remained available to be issued under the plan.

21. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable IRS annual limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 6% of eligible compensation as of July 2024. Prior to July 2024, we made discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $5.9 million, $5.2 million and $4.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.

22. Long–Lived and Other Asset Impairment

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Idle compressors retired from the active fleet	95	105	145
Horsepower of idle compressors retired from the active fleet	66,000	53,000	100,000
Impairment recorded on idle compressors retired from the active fleet	$10,681	$12,034	$21,431

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

23. Restructuring Charges

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. We did not incur restructuring charges during the year ended December 31, 2024, and we do not expect to incur additional restructuring charges related to these restructuring activities.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
2023
Organizational restructuring	$101	$387	$1,287	$1,775
Total restructuring charges	$101	$387	$1,287	$1,775
(1) Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

Year Ended
(in thousands)	December 31, 2023
Organizational Restructuring
Organizational costs	$1,517
Other restructuring costs	258
Total restructuring costs	$1,775

24. Income Taxes

Current and Deferred Tax Provision

Our provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current tax provision:
U.S. federal	$—	$—	$—
State	2,059	1,591	1,064
Total current	2,059	1,591	1,064
Deferred tax provision:
U.S. federal	53,340	32,928	14,320
State	4,750	2,730	909
Total deferred	58,090	35,658	15,229
Provision for income taxes	$60,149	$37,249	$16,293

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 resulted in effective tax rates of 26%, 26% and 27%, respectively.  During the years ended December 31, 2024, 2023 and 2022, we paid income taxes, net of $2.2 million, $1.3 million and $0.4 million, respectively.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The reconciliation of these effective tax rates to the U.S. statutory rate of 21% is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income taxes at U.S. federal statutory rate	$48,800	$29,872	$12,724
Net state income taxes	5,397	3,614	1,795
Tax credits	—	—	(26)
Unrecognized tax benefits (1)	229	118	17
Valuation allowances and write off of tax attributes (2)	285	570	(68)
Executive compensation limitation	7,146	3,470	1,901
Stock	(1,569)	(213)	152
Other	(139)	(182)	(202)
Provision for income taxes	$60,149	$37,249	$16,293
(1)	Includes the expiration of statute of limitations. See “Unrecognized Tax Benefits” below for further details.
(2)	See “Tax Attributes and Valuation Allowances” below for further details.

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of our temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$143,412	$164,972
Interest expense limitation carryforward	41,555	30,343
Basis difference in unconsolidated affiliate	943	686
Goodwill and intangible assets	40,201	—
Accrued liabilities	8,351	6,704
Other	12,822	12,015
	247,284	214,720
Valuation allowances (1)	(1,462)	(1,177)
Total deferred tax assets	245,822	213,543

Deferred tax liabilities:
Property, plant and equipment	(78,477)	(12,125)
Basis difference in partnership	(221,149)	(197,999)
Other	(5,726)	(5,148)
Total deferred tax liabilities	(305,352)	(215,272)

Net deferred tax asset (liability) (2)	$(59,530)	$(1,729)
(1)	See “Tax Attributes and Valuation Allowances” below for further details.
(2)	The 2024 and 2023 net deferred tax asset or liability are reflected in our consolidated balance sheets as deferred tax assets of $3.0 million and $3.2 million, respectively, and deferred tax liabilities of $62.5 million and $4.9 million, respectively.

Both the 2024 and 2023 balances are based on a U.S. federal tax rate of 21%.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Tax Attributes and Valuation Allowances

Changes in our valuation allowance are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of period	$(1,177)	$(607)	$(735)
Additions to valuation allowance	(455)	(742)	(88)
Reductions to valuation allowance	170	172	216
Balance at end of period	$(1,462)	$(1,177)	$(607)

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

We record valuation allowances when it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. If we do not meet our expectations with respect to taxable income, we may not realize the full benefit from our deferred tax assets, which would require us to record a valuation allowance in our tax provision in future years. As of each reporting date, we consider new evidence to evaluate the realizability of our net deferred tax asset position by assessing the available positive and negative evidence. Changes to the valuation allowance are reflected in the statement of operations.

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

As of December 31, 2024, we recorded a valuation allowance of $0.9 million on our deferred tax asset associated with our ECOTEC investment.

At December 31, 2024, we had U.S. federal and state NOL carryforwards of $632.3 million and $261.5 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state NOL carryforwards will begin to expire in 2037 and 2026, respectively, though $629.4 million of the U.S. federal and $162.9 million of the state NOL carryforwards have no expiration date. In connection with the state NOL deferred tax asset, we recorded a valuation allowance of $0.5 million as of both December 31, 2024 and 2023.

At December 31, 2024, we had a U.S. federal tax credit carryforward of $3.0 million. If not used, the federal tax credit carryforward will begin to expire in 2037.

As of December 31, 2024, we had U.S. federal and state interest expense limitation carryforwards of $185.8 million and $59.4 million, respectively, included in our interest expense limitation deferred tax asset that are available to offset future taxable income. These carryforwards have no expiration.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Unrecognized Tax Benefits

Changes in our unrecognized tax benefits (including discontinued operations) are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$19,465	$19,651	$19,594
Additions based on tax positions related to current year	2,402	1,886	2,151
Additions based on tax positions related to prior years	—	—	6
Reductions based on tax positions related to prior years	(18)	(7)	(105)
Reductions based on lapse of statute of limitations	(2,382)	(2,065)	(1,995)
Ending balance	$19,467	$19,465	$19,651

We had $19.5 million, $19.5 million and $19.7 million of unrecognized tax benefits at December 31, 2024, 2023 and 2022, respectively, of which $(0.6) million, $1.1 million and $1.1 million, respectively, would affect the effective tax rate if recognized and $7.9 million, $7.9 million and $7.9 million, respectively, would be reflected in income from discontinued operations, net of tax if recognized.

We recorded $2.7 million, $2.5 million and $2.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) in our consolidated balance sheets as of year ended December 31, 2024, 2023 and 2022, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. We recorded $0.3 million of potential expenses or releases of interest or penalties in our consolidated statements of operations during 2024, $0.3 million of potential expenses or releases of interest or penalties during 2023, and no potential interest expense and penalties during 2022.

Subject to the provisions of our tax matters agreement with Exterran Corporation, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin–off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2024 and 2023, we recorded an indemnification asset (including penalties and interest) of $7.9 million and $7.9 million, respectively, which is related to unrecognized tax benefits in our consolidated balance sheets (see Note 28 (“Discontinued Operations”)).

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal and state jurisdictions. U.S. federal and state income tax returns are generally subject to examination for a period of three to five years after filing the returns. The state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. Due to our NOL carryforwards, our U.S. federal and state income tax returns can be examined back to the inception of our NOL carryforwards; therefore, expanding our examination period beyond 20 years.  We are not currently involved in federal nor any state income tax audits.

As of December 31, 2024, we believe it is reasonably possible that $3.6 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to December 31, 2025 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Impact of New Legislation

The Organization for Economic Co-operation and Development has proposed a framework to implement a global minimum tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which our unconsolidated affiliates operate have adopted legislation. Based on enacted law we have determined that Pillar 2 does not have a material impact on our Financial Statements.

25. Earnings per Common Share

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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$172,231	$104,998	$44,296
Less: Allocation of earnings to participating securities	(2,279)	(1,878)	(1,429)
Net income attributable to common stockholders	$169,952	$103,120	$42,867

Less: Allocation of earnings to cash or share settled restricted stock units	1,004	—	—
Diluted net income attributable to common stockholders	$170,956	$103,120	$42,867

Weighted-average common shares outstanding used in basic earnings per common share	162,037	154,126	153,281
Effect of dilutive securities:
Performance-based restricted stock units	328	207	125
ESPP shares	10	11	4
Weighted-average common shares outstanding used in diluted earnings per common share	162,375	154,344	153,410

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

26. Derivatives and Hedging

Prior to the expiration of our interest rate swaps in March 2022, we used derivative instruments to manage our exposure to fluctuations in the variable interest rate of our Credit Facility. We did not use derivative instruments for trading or other speculative purposes.

The effect of our derivative instruments on our consolidated statements of operations is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total amount of interest expense in which the effects of cash flow hedges and undesignated interest rate swaps are recorded	$—	$—	$101,259

Interest rate swaps designated as cash flow hedging instruments:
Pre-tax loss recognized in other comprehensive income	$—	$—	$(512)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	—	—	(1,758)

Interest rate swaps not designated as hedging instruments:
Gain recognized in interest expense	$—	$—	$523

See Note 18 (“Stockholders’ Equity”) for further details on our derivative instruments.

27. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of December 31, 2024, we owned a 25% equity interest in ECOTEC (see Note 13 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value option to account for this investment. As of December 31, 2024, the fair value of our investment in ECOTEC is $14.7 million.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

This fair value measurement is classified as Level 3. The significant unobservable inputs are as follows:

	Significant	Year Ended		Year Ended
	Unobservable	December 31, 2024		December 31, 2023
	Inputs	Range	Median	Range	Median
Valuation technique:
Discounted cash flow	WACC	0.0% - 17.0%	12.9%	0.4% - 20.0%	13.5%
Guideline public company	Revenue multiple	1.6x - 7.3x	4.3x	1.5x - 7.2x	3.8x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$14,905	$12,803
Purchases of equity interests	1,250	3,075
Unrealized loss (1)	(1,484)	(973)
Balance at end of period	$14,671	$14,905
(1)	Included in other expense, net in our consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investment in Ionada

As of December 31, 2024 and 2023, we had a fully diluted ownership equity interest in Ionada of 12% and 10%, respectively, (see Note 13 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value measurement alternative to account for this investment. On November 19, 2024, subject to the same terms and conditions of our initial investment of $3.8 million, we invested an additional $1.2 million dollars and as a result, the carrying value of our investment in Ionada at December 31, 2024 was $5.5 million, which includes cumulative transaction costs of $0.5 million. There were no upward adjustments, impairments or downward adjustments to the carrying value of the investment as of December 31, 2024. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments, $1.3 million in November 2025 and $4.8 million prior to July 2026, for a fully diluted ownership interest of 15% and 24%, respectively.

Compression Fleet

During the years ended December 31, 2024 and 2023, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3.

The fair value of our impaired compression fleet impaired is as follows:

(in thousands)	2024	2023

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Impaired compression fleet	$1,048	$1,423

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compression fleet being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of December 31, 2024	$0 - $188 per horsepower	$46 per horsepower
As of December 31, 2023	$0 - $294 per horsepower	$50 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 25% and 33% as of December 31, 2024 and 2023, respectively.

See Note 22 (“Long-Lived and Other Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short–term nature of those instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	December 31,
	2024	2023
Carrying amount of fixed rate debt (1)	$1,790,051	$1,297,844
Fair value of fixed rate debt	1,796,000	1,289,000
(1)	Carrying amounts are shown net of unamortized debt premium and deferred financing costs. See Note 16 (“Long-Term Debt”).

28. Discontinued Operations

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, including a tax matters agreement, which governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to certain tax matters. As of both December 31, 2024 and 2023, we had $7.9 million of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to liabilities of discontinued operations in our consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million related to these unrecognized tax benefits recorded to assets of discontinued operations as of both December 31, 2024 and 2023.

Assets and liabilities of discontinued operations are as follows:

	December 31,
(in thousands)	2024	2023
Other assets	$7,868	$7,868
Deferred tax assets	—	—
Assets of discontinued operations	$7,868	$7,868

Deferred tax liabilities	$7,868	$7,868

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Liabilities of discontinued operations	$7,868	$7,868

The acquisition of Exterran Corporation by Enerflex, Ltd. in October 2022 had no impact on the Spin–off related agreements discussed above.

29. Related Party Transactions

ECOTEC

During the year ended December 31, 2024, we made purchases of $0.5 million from our unconsolidated affiliate ECOTEC for use in our operations.

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp and affiliates was $40.7 million, $35.4 million and $36.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. Accounts receivable, net due from Hilcorp and affiliates was $3.6 million and $3.8 million as of December 31, 2024 and 2023, respectively (see Note 6 (“Accounts Receivable, net”)).

30. Segments

We manage our business segments primarily based on the type of product or service provided. We operate two segments within the U.S.: contract operations and aftermarket services. The contract operations segment provides natural gas compression services to meet specific customer requirements. The aftermarket services segment provides a full range of services to support the compression needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets.

The CODM of Archrock is our President & CEO. Our CODM evaluates the performance of our segments and allocates resources primarily based on adjusted gross margin, defined as revenue less cost of sales, exclusive of depreciation and amortization, which are key components of segment operations. Adjusted gross margin is the primary measure used by our CODM to evaluate segment performance because it focuses on the current performance of segment operations and excludes the impact of the prior historical costs of assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, our financing methods and income taxes. Our CODM considers adjusted gross margin forecast to actual results and period over period financial variances in conjunction with product and customer service metrics and market trends when assessing segment performance and deciding how to allocate resources.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
2024
Revenue(1)	$980,405	$177,186	$1,157,591
Cost of sales, exclusive of depreciation and amortization	323,052	135,449	458,501
Adjusted gross margin	657,353	41,737	699,090

2023
Revenue(1)	$809,439	$180,898	$990,337
Cost of sales, exclusive of depreciation and amortization	306,748	142,271	449,019
Adjusted gross margin	502,691	38,627	541,318

2022
Revenue(1)	$677,801	$167,767	$845,568
Cost of sales, exclusive of depreciation and amortization	278,898	140,586	419,484
Adjusted gross margin	398,903	27,181	426,084
(1) Segment revenue includes only sales to external customers.

The following table reconciles adjusted gross margin to gross margin, its most directly comparable to GAAP measure:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total revenues	$1,157,591	$990,337	$845,568
Cost of sales, exclusive of depreciation and amortization	(458,501)	(449,019)	(419,484)
Depreciation and amortization	(193,194)	(166,241)	(164,259)
Gross margin	505,896	375,077	261,825
Depreciation and amortization	193,194	166,241	164,259
Adjusted gross margin	$699,090	$541,318	$426,084

The following table reconciles total adjusted gross margin to income before income taxes:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total adjusted gross margin	$699,090	$541,318	$426,084
Less:
Selling, general and administrative	139,121	116,639	117,184
Depreciation and amortization	193,194	166,241	164,259
Long-lived and other asset impairment	10,681	12,041	21,442
Restructuring charges	—	1,775	—
Debt extinguishment loss	3,181	—	—
Interest expense	123,610	111,488	101,259
Transaction-related costs	13,249	—	—
Gain on sale of assets, net	(17,887)	(10,199)	(40,494)
Other expenses, net	1,561	1,086	1,845
Income before income taxes	$232,380	$142,247	$60,589

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table reconciles capital expenditures by segment to total capital expenditures:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Contract Operations	$353,785	$294,315	$237,246
Aftermarket services	3,277	3,300	1,964
Segment capital expenditures	357,062	297,615	239,210
Other (1)	1,970	1,017	657
Total capital expenditures	$359,032	$298,632	$239,867
(1) Corporate–related items.

The following table reconciles total assets by segment to total assets per the consolidated balance sheets:

	December 31,
(in thousands)	2024	2023
Contract operations assets	$3,677,056	$2,518,282
Aftermarket services assets	57,642	57,459
Segment assets	3,734,698	2,575,741
Other assets (1)	81,639	72,341
Assets of discontinued operations	7,868	7,868
Total assets	$3,824,205	$2,655,950
(1) Corporate–related items.