Form 10-Q
period 2025-03-31
Archrock, Inc.
filed 2025-05-06
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of the common stock of the registrant outstanding as of May 1, 2025: 176,809,182 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report, including the Financial Statements, have the meanings indicated below.

2020 Plan	2020 Stock Incentive Plan
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2027 Notes	$500.0 million of 6.875% senior notes due April 2027
2027 Notes Tender Offer	$200.0 million partial redemption
2028 Notes	$800.0 million of 6.25% senior notes due April 2028
2032 Notes	$700.0 million of 6.625% senior notes due September 2032, issued in August 2024
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock ELT	Archrock ELT LLC, an indirect, wholly-owned subsidiary of Archrock
ASU	Accounting Standards Update
CODM	Chief operating decision maker
ColdStream	ColdStream Energy Holdings, LLC
Credit Facility	$1.1 billion asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement, as amended
ECOTEC	Ecotec International Holdings, LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FGC Holdco	FGC Holdco LLC
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
First Amendment to the Amended and Restated Credit Agreement	First Amendment to the Amended and Restated Credit Agreement, dated August 28, 2024, which amended the Amended and Restated Credit Agreement
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
July 2024 Equity Offering	Public underwriting offering whereby Archrock sold approximately 12.7 million shares of its common stock, completed in July 2024
LIBOR	London Interbank Offered Rate
MaCH4 NRS

Natural gas liquid recovery patented technology solution developed by ColdStream, capable of capturing natural gas liquids instead of burning them and simultaneously delivering lean, dry fuel gas to natural gas fired engines and equipment at compressor stations

NGCS	Natural Gas Compression System, Inc. (“NGCSI”), and NGCSE, Inc. (“NGCSE”)
NGCS Acquisition

Transaction announced on March 10, 2025 and completed on May 1, 2025, pursuant to definitive agreements entered into on March 10, 2025, whereby Archrock agreed to acquire and has since acquired all of the issued and outstanding equity interests in NGCS, referred to as “NGCSI Merger Agreement” and “NGCSE Merger Agreement” (together, “Merger Agreements”)

OTC	Over-the-counter, as related to aftermarket services parts and components
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Share Repurchase Program	Share repurchase program approved by our Board of Directors that allows us to repurchase outstanding common stock for a designated amount and period of time
Spin-off

Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation in November 2015. Exterran Corporation was subsequently acquired by Enerflex Ltd. (“Enerflex”) in October 2022. The separation and distribution agreement specifies our right to receive payments from Enerflex and our obligation to satisfy capital calls from Enerflex
SOFR	Secured Overnight Financing Rate
TOPS	Total Operations and Production Services, LLC, a portfolio company managed by certain affiliates of Apollo Global Management, Inc.
TOPS Acquisition

Transaction completed on August 30, 2024 (“acquisition date”) pursuant to that certain purchase and sale agreement, dated as of July 22, 2024, by and among Archrock, Archrock ELT, TOPS Pledge1, LLC, TOPS Pledge2, LLC and for limited purposes therein, TOPS Holdings, LLC, whereby Archrock acquired all of the issued and outstanding equity interests in TOPS

U.S.	United States of America
VIE	Variable interest entity
WACC	Weighted average cost of capital

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Form 10-Q are forward-looking statements within the meaning of the Exchange Act, including, without limitation, our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, adjusted gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue,” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2024 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov. These risk factors include, but are not limited to, inability to achieve the expected benefits of the NGCS Acquisition and difficulties in integrating NGCS; risks of acquisitions or mergers, including the NGCS Acquisition, to reduce our ability to make distributions to our common stockholders; risks related to macroeconomic conditions, including an increase in inflation and trade tensions; pandemics and other public health crises; ongoing international conflicts and tensions; risks related to our operations; competitive pressures; inability to make acquisitions on economically acceptable terms; uncertainty to pay dividends in the future; risks related to a substantial amount of debt and our debt agreements; inability to access the capital and credit markets or borrow on affordable terms to obtain additional capital; inability to fund purchases of additional compression equipment; vulnerability to interest rate increases; erosion of the financial condition of our customers; risks related to the loss of our most significant customers; uncertainty of the renewals for our contract operations service agreements; risks related to losing management or operational personnel; dependence on particular suppliers and vulnerability to product shortages and price increases; information technology and cybersecurity risks; tax-related risks; legal and regulatory risks, including climate-related and environmental, social and governance risks.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,836	$4,420
Accounts receivable, net of allowance of $545 and $414, respectively	164,829	132,478
Inventory	94,795	89,686
Other current assets	7,513	6,538
Total current assets	271,973	233,122
Property, plant and equipment, net	3,429,357	3,323,830
Operating lease right-of-use assets	15,437	15,365
Goodwill	52,155	52,155
Intangible assets, net	95,543	98,271
Contract costs, net	37,190	37,764
Deferred tax assets	2,707	2,975
Other assets	52,502	52,855
Non-current assets of discontinued operations	7,868	7,868
Total assets	$3,964,732	$3,824,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$64,019	$57,567
Accrued liabilities	112,340	124,105
Deferred revenue	8,268	6,932
Total current liabilities	184,627	188,604
Long-term debt	2,297,767	2,198,376
Operating lease liabilities	12,453	12,415
Deferred tax liabilities	80,920	62,505
Other liabilities	31,114	30,906
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	2,614,749	2,500,674

Commitments and contingencies (Note 8)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 186,223,007 and 185,350,510 shares issued, respectively	1,863	1,854
Additional paid-in capital	3,885,911	3,880,936
Accumulated deficit	(2,401,409)	(2,438,074)
Treasury stock: 10,702,957 and 10,182,985 common shares, at cost, respectively	(136,382)	(121,185)
Total equity	1,349,983	1,323,531
Total liabilities and equity	$3,964,732	$3,824,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	March 31,
	2025	2024
Revenue:
Contract operations	$300,397	$223,051
Aftermarket services	46,766	45,437
Total revenue	347,163	268,488
Cost of sales, exclusive of depreciation and amortization
Contract operations	89,799	77,743
Aftermarket services	35,257	35,000
Total cost of sales, exclusive of depreciation and amortization	125,056	112,743
Selling, general and administrative	37,207	31,665
Depreciation and amortization	57,620	42,835
Long-lived and other asset impairment	972	2,568
Restructuring charges	665	—
Interest expense	37,741	27,334
Transaction-related costs	3,935	—
Gain on sale of assets, net	(7,335)	(2,381)
Other (income) expense, net	(684)	139
Income before income taxes	91,986	53,585
Provision for income taxes	21,136	13,053
Net income	$70,850	$40,532

Basic and diluted earnings per common share	$0.40	$0.26

Weighted-average common shares outstanding:
Basic	174,014	154,187
Diluted	174,371	154,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$(101,274)	(9,020,454)	$871,021
Shares repurchased	—	—	—	—	(1,230)	(82,972)	(1,230)
Shares withheld related to net settlement of equity awards	—	—	—	—	(6,451)	(385,980)	(6,451)
Cash dividends ($0.165 per common share)	—	—	—	(26,000)	—	—	(26,000)
Shares issued under ESPP	—	17,800	244	—	—	—	244
Stock-based compensation, net of forfeitures	7	773,662	3,957	—	—	—	3,964
Net income	—	—	—	40,532	—	—	40,532
Balance at March 31, 2024	$1,657	165,775,863	$3,474,777	$(2,485,399)	$(108,955)	(9,489,406)	$882,080

Balance at December 31, 2024	$1,854	185,350,510	$3,880,936	$(2,438,074)	$(121,185)	(10,182,985)	$1,323,531
Shares repurchased	—	—	—	—	(223)	(9,161)	(223)
Shares withheld related to net settlement of equity awards	—	—	—	—	(14,974)	(504,367)	(14,974)
Cash dividends ($0.190 per common share)	—	—	—	(34,185)	—	—	(34,185)
Shares issued under ESPP	—	14,223	324	—	—	—	324
Stock-based compensation, net of forfeitures	8	795,774	4,019	—	—	(6,444)	4,027
Time-based cash or equity settled units settled as equity	1	62,500	1,755	—	—	—	1,756
Contribution to Enerflex	—	—	(1,123)	—	—	—	(1,123)
Net income	—	—	—	70,850	—	—	70,850
Balance at March 31, 2025	$1,863	186,223,007	$3,885,911	$(2,401,409)	$(136,382)	(10,702,957)	$1,349,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$70,850	$40,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,620	42,835
Long-lived and other asset impairment	972	2,568
Inventory write-downs	188	199
Amortization of operating lease right-of-use assets	1,204	947
Amortization of deferred financing costs	1,508	1,193
Amortization of debt premium	(501)	(501)
Amortization of capitalized implementation costs	762	738
Stock-based compensation expense	5,783	3,964
Provision for (benefit from) credit losses	156	(75)
Gain on sale of assets, net	(7,335)	(2,381)
Deferred income tax provision	19,954	12,460
Amortization of contract costs	5,889	5,768
Deferred revenue recognized in earnings	(3,746)	(2,859)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,722)	19,819
Inventory	(5,288)	1,246
Other assets	(1,677)	(1,785)
Contract costs	(5,314)	(3,996)
Accounts payable and other liabilities	(11,924)	13,958
Deferred revenue	5,235	3,070
Other	14	2
Net cash provided by operating activities	115,628	137,702

Cash flows from investing activities:
Capital expenditures	(168,140)	(99,755)
Proceeds from sale of property, equipment and other assets	2,904	13,844
Proceeds from insurance and other settlements	1,440	45
Investments in unconsolidated affiliates	(235)	(57)
Net cash used in investing activities	(164,031)	(85,923)

Cash flows from financing activities:
Borrowings of long-term debt	404,675	244,525
Repayments of long-term debt	(305,675)	(263,050)
Dividends paid to stockholders	(34,185)	(26,000)
Repurchases of common stock	(223)	(1,230)
Taxes paid related to net share settlement of equity awards	(14,974)	(6,451)
Proceeds from stock issued under ESPP	324	244
Contribution to Enerflex	(1,123)	—
Net cash provided by (used in) financing activities	48,819	(51,962)
Net increase (decrease) in cash and cash equivalents	416	(183)
Cash and cash equivalents, beginning of period	4,420	1,338
Cash and cash equivalents, end of period	$4,836	$1,155

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to this Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2024 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. ASU 2023-07 allows disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. We adopted ASU 2023-07 retrospectively during the year ended December 31, 2024. See Note 17 (“Segments”) for further details.

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, to reduce diversity in practice and provide decision-useful information to a joint venture’s investors by requiring that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture will recognize and initially measure its assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance, on the date of formation. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information to do so. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or been made available for issuance, either prospectively or retrospectively. We adopted ASU 2023-05 during the three months ended March 31, 2025 and its adoption had no impact on our condensed consolidated financial statements.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Accounting Standards Updates Not Yet Implemented

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which will require tabular disclosures about certain expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities are required to adopt ASU 2024-03 prospectively with the option for retrospective application. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Transaction-Related Costs

We recorded $1.1 million of transaction-related costs in our condensed consolidated statements of operations during the three months ended March 31, 2025.

The following table presents transaction-related cost incurred by cost type:

Three months ended
(in thousands)	March 31, 2025
Professional fees (1)	$204
Compensation-related costs (2)	861
Total transaction-related costs	$1,065
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to employee retention and other compensation related arrangements associated with the acquisition. Payments are due and payable at various times up to and including the two-year anniversary of the TOPS Acquisition.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

4. Inventory

Inventory is comprised of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Parts and supplies	$77,596	$76,505
Work in progress	17,199	13,181
Inventory	$94,795	$89,686

5. Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Compression equipment, facilities and other fleet assets	$4,534,615	$4,392,818
Land and buildings	32,229	32,060
Transportation and shop equipment	122,185	118,413
Computer hardware and software	78,888	78,021
Other	7,193	7,411
Property, plant and equipment	4,775,110	4,628,723
Accumulated depreciation	(1,345,753)	(1,304,893)
Property, plant and equipment, net	$3,429,357	$3,323,830

6. Investments in Unconsolidated Affiliates

We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a VIE. We are the primary beneficiary of a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance, including evaluating the nature of relationships and activities of the parties involved. We consolidate a VIE if we are the primary beneficiary. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. We periodically reassess whether any changes in an entity’s capital structure or our relationship with the entity affect our VIE determination and, if so, whether we are the primary beneficiary.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Investment in ECOTEC

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment. Changes in the fair value of this investment are recognized in other (income) expense, net in our condensed consolidated statements of operations, however during the three months ended March 31, 2025 and 2024, we did not recognize unrealized gains or losses related to the change in fair value of our investment (see Note 15 (“Fair Value Measurements”)). As of March 31, 2025, our ownership interest in ECOTEC is 25%, which is included in other assets in our condensed consolidated balance sheets.

Investment in Ionada

In November 2023, we agreed and made an initial investment of $3.8 million, to serve as the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. We have elected the fair value measurement alternative to account for this investment (see Note 15 (“Fair Value Measurements”)).

On November 19, 2024, subject to the same terms and conditions of our initial investment, we invested an additional $1.2 million and as a result, the carrying value of our investment in Ionada at both March 31, 2025 and December 31, 2024 was $5.5 million, including cumulative transaction costs of $0.5 million, and is included in other assets in our condensed consolidated balance sheets. There were no upward adjustments, impairments or downward adjustments to the carrying value of the investment as of March 31, 2025. As of both March 31, 2025 and December 31, 2024, we had a fully diluted ownership equity interest in Ionada of 12%. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments, $1.3 million in November 2025 and $4.8 million prior to July 2026, for a fully diluted ownership interest of 15% and 24%, respectively.

Investment in FGC Holdco

On October 1, 2024, we, together with ColdStream, entered into a limited liability agreement with FGC Holdco, a subsidiary of ColdStream. FGC Holdco designs, manufactures and sells, through distributors, MaCH4 NRS equipment for the global oil and gas market. As of the effective date of the agreement, FGC Holdco had initial authorized capital of 1.0 million units, with 68% of its units issued to ColdStream and 32% of its units issued to us at a cost of $0.001 per unit. Subject to certain contractual provisions, we are obligated to fund, as capital contributions, our proportionate share of FGC Holdco’s general, administrative and operational costs and expenses. During the three months ended March 31, 2025, we invested $0.2 million in FGC Holdco, and as of March 31, 2025 and December 31, 2024, the carrying value of our investment in FGC Holdco, including transaction costs of $0.2 million, was $0.4 million and $0.2 million, respectively.

We determined FGC Holdco is a VIE over which we do not have the power to direct the activities that most significantly impact economic performance and therefore are not the primary beneficiary. The board of directors of FGC Holdco have control over the activities that most significantly impact the economic performance, and while we have voting rights through board participation, we do not have the ability to control board decisions. We apply the equity method of accounting to account for this investment. The carrying value of our equity investment is impacted by our share of investee income or loss, distributions, amortization or accretion of basis differences and other-than-temporary impairments.

As of March 31, 2025, we had a $0.2 million basis difference between the cost of our investment and our proportionate share of the carrying value of FGC Holdco’s underlying net assets. The basis difference is primarily attributed to intangible assets and is being amortized over the estimated 20-year useful life. Basis differences are updated as needed to reflect the impact of additional capital contributions.

The investment is included in non-current other assets in our condensed consolidated balance sheets. Cash contributions are included in the investing activities section of our condensed consolidated statements of cash flows. See Note 16 (“Related Party Transactions”) for further details.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

7. Long-Term Debt

Long–term debt is comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Credit Facility	$507,325	$408,325

6.625% senior notes due September 2032:
Principal outstanding	700,000	700,000
Unamortized debt issuance costs	(9,294)	(9,609)
	690,706	690,391
6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	6,017	6,519
Unamortized debt issuance costs	(4,985)	(5,401)
	801,032	801,118
6.875% senior notes due April 2027:
Principal outstanding	300,000	300,000
Unamortized debt issuance costs	(1,296)	(1,458)
	298,704	298,542

Long-term debt	$2,297,767	$2,198,376

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

2027 Notes Tender Offer

In connection with the offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million, which reflects approximately 101% of the aggregate principal amount of the tendered 2027 Notes and $0.2 million of agent and legal fees. On the date of tender, the net carrying value of the tendered 2027 Notes was $198.8 million and during the third quarter of 2024, we recorded a debt extinguishment loss of $3.2 million in our consolidated statements of operations.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

During the third quarter of 2024, we incurred $2.6 million in transaction costs related to the First Amendment to the Amended and Restated Credit Agreement, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility.

The Credit Facility matures in May 2028 unless renewed or amended prior to that date. As of March 31, 2025, there were $2.7 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 6.7% and 6.8% at March 31, 2025 and December 31, 2024, respectively. We incurred $0.6 million and $0.4 million of commitment fees on the daily unused amount of the Credit Facility during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, we were in compliance with all covenants under our Credit Facility agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of March 31, 2025.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2025 and December 31, 2024, we accrued $8.1 million and $8.6 million, respectively, for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our condensed consolidated financial position, but it is possible that the resolution of future audits could be material to our condensed consolidated results of operations or cash flows.

As of March 31, 2025 and December 31, 2024, $0.1 million and $0.6 million, respectively, of the tax contingencies mentioned above related to audits that have advanced from the audit review phase to the contested hearing phase. As of March 31, 2025, and December 31, 2024, $4.1 million and $4.3 million, respectively, of the tax contingencies mentioned above had an offsetting indemnification asset.

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these actions will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, including our ability to pay dividends. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, including our ability to pay dividends.

9. Stockholders’ Equity

July 2024 Equity Offering

On July 24, 2024, we sold, pursuant to a public underwriting offering, approximately 12.7 million shares, including approximately 1.7 million shares pursuant to an over-allotment option. We received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. Proceeds from this equity offering were used to fund a portion of the TOPS Acquisition.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Share Repurchases

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in April 2023 that allowed us to repurchase up to $50.0 million of outstanding common stock over a twelve-month period. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time. An extension of the Share Repurchase Program was approved by our Board of Directors in April 2024 for an additional 24-month period and replenished the amount of shares authorized for repurchase, resulting in available capacity of $50.0 million at that time. Through March 31, 2025, we had repurchased 1,492,361 common shares at an average price of $15.02 per share for an aggregate of $22.4 million.

Subsequent to March 31, 2025, our Board of Directors approved an increase in the Share Repurchase Program by an additional $50.0 million through April 27, 2026, resulting in available capacity of $65.2 million. The actual timing, manner, number, and value of shares repurchased under the program will be determined by us at our discretion. During the period from April 1, 2025 through May 1, 2025, we repurchased 968,057 common shares at an average price of $23.21 per share for an aggregate of $22.5 million.

Shares Withheld to Cover

The 2020 Plan allow us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

The following table summarizes shares repurchased and shares withheld:

	Three Months Ended
	March 31, 2025
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	9,161	$24.39	$223
Shares withheld related to net settlement of equity awards	504,367	29.69	14,974
Total	513,528	$29.59	$15,197

	Three Months Ended
	March 31, 2024
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	82,972	$14.83	$1,230
Shares withheld related to net settlement of equity awards	385,980	16.71	6,451
Total	468,952	$16.38	$7,681

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2025 and 2024:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2025
Q1	$0.190	$34,185

2024
Q4	$0.175	$30,690
Q3	0.165	27,865
Q2	0.165	25,819
Q1	0.165	26,000

On April 24, 2025, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock to be paid on May 13, 2025 to stockholders of record at the close of business on May 6, 2025.

10. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Contract operations:
0 ― 1,000 horsepower per unit	$102,232	$45,327
1,001 ― 1,500 horsepower per unit	101,602	95,670
Over 1,500 horsepower per unit	96,416	81,865
Other (1)	147	189
Total contract operations revenue (2)	300,397	223,051

Aftermarket services:
Services	26,055	25,438
OTC parts and components sales	20,711	19,999
Total aftermarket services revenue (3)	46,766	45,437

Total revenue	$347,163	$268,488
(1) Primarily relates to fees associated with owned non-compression equipment.
(2) Includes $1.6 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3) Services revenue within aftermarket services is recognized over time. OTC parts and components sales is recognized at a point in time.

See Note 17 (“Segment Information”) for further information on segments.

Performance Obligations

As of March 31, 2025, we had $912.1 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2030 as follows:

(in thousands)	2025	2026	2027	2028	2029	2030	Total
Remaining performance obligations	$449,217	$345,419	$88,370	$20,931	$7,406	$772	$912,115

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Receivables from Contracts with Customers

As March 31, 2025 and December 31, 2024, our receivables from contracts with customers, net of allowance for credit losses, were $158.0 million and $126.3 million, respectively.

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the three months ended March 31, 2025:

(in thousands)
Balance at beginning of period	$414
Provision for credit losses	156
Write-offs charged against allowance	(25)
Balance at end of period	$545

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer–specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of March 31, 2025 and December 31, 2024, our contract liabilities were $11.5 million and $10.0 million, respectively, which is included in other long-term liabilities in our condensed consolidated balance sheets.

During the three months ended March 31, 2025, we deferred revenue of $5.2 million and recognized $3.7 million as revenue. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Idle compressors retired from the active fleet	20	25
Horsepower of idle compressors retired from the active fleet	6,000	14,000
Impairment recorded on idle compressors retired from the active fleet	$972	$2,568

See Note 15 (“Fair Value Measurements”) for further details on fair value accounting.

12. Restructuring Charges

During the first quarter of 2025, management approved and executed a plan to exit a facility no longer deemed economical for our business, and in the first quarter of 2025, we incurred $0.7 million of costs to exit this facility. The severance and property disposal costs incurred under the above restructuring plan were recorded to restructuring charges in our condensed consolidated statements of operations. We do not expect to incur additional restructuring charges related to these restructuring activities.

The following table presents restructuring charges incurred by segment during the three months ended March 31, 2025:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Facility closure	$520	$—	$145	$665
Total restructuring charges	$520	$—	$145	$665
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

Three Months Ended
(in thousands)	March 31, 2025
Facility closure
Severance costs	$596
Property disposal costs	69
Total restructuring costs	$665

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Effective Tax Rate

The year-to-date effective tax rate for the three months ended March 31, 2025 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation offset by the benefit from equity-settled long term incentive compensation.

Unrecognized Tax Benefits

As of March 31, 2025, we believe it is reasonably possible that $3.6 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to March 31, 2026 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

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

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net income	$70,850	$40,532
Less: Allocation of earnings to participating securities	(1,407)	(748)
Net income attributable to common stockholders	$69,443	$39,784

Allocation of earnings to cash or share settled restricted stock units	464	(85)
Diluted net income attributable to common stockholders	$69,907	$39,699

Weighted-average common shares outstanding used in basic earnings per common share	174,014	154,187
Effect of dilutive securities:
Performance-based restricted stock units	355	310
ESPP shares	2	4
Weighted-average common shares outstanding used in diluted earnings per common share	174,371	154,501

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of March 31, 2025, we owned a 25% equity interest in ECOTEC (see Note 6 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value option to account for this investment. As of March 31, 2025 and March 31, 2024, the fair value of our investment in ECOTEC was $14.7 million and $14.9 million, respectively. There were no purchases of equity interests or unrealized changes in the fair value of our investment in ECOTEC recognized during both the three months ended March 31, 2025 and 2024.

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

This fair value measurement is classified as Level 3. The significant unobservable inputs are as follows:

	Significant	Three Months Ended		Three Months Ended
	Unobservable	March 31, 2025		March 31, 2024
	Inputs	Range	Median	Range	Median
Valuation technique:
Discounted cash flow	WACC	0.0% - 17.0%	12.9%	0.4% - 20.0%	13.5%
Guideline public company	Revenue multiple	1.6x - 7.3x	7.3x	1.5x - 7.2x	3.8x

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investment in Ionada

As of March 31, 2025 and December 31, 2024, we had a fully diluted ownership equity interest in Ionada of 12% (see Note 6 (“Investments in Unconsolidated Affiliates”)). We have elected the fair value measurement alternative to account for this investment. On November 19, 2024, subject to the same terms and conditions of our initial investment of $3.8 million, we invested an additional $1.2 million dollars and as a result, the carrying value of our investment in Ionada at both March 31, 2025 and December 31, 2024 was $5.5 million, which includes cumulative transaction costs of $0.5 million. There were no upward adjustments, impairments or downward adjustments to the carrying value of the investment as of March 31, 2025. Subject to certain contractual conditions, we will invest, on the same terms and conditions as the initial investment, $1.3 million in November 2025, and $4.8 million prior to July 2026, for a fully diluted ownership interest of 15% and 24%, respectively.

Compressors

During the three months ended March 31, 2025, we recorded nonrecurring fair value measurement adjustments related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of our compression fleet impaired as of March 31, 2025 and December 31, 2024 was as follows:

(in thousands)	March 31, 2025	December 31, 2024
Impaired compression fleet	$119	$1,048

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of March 31, 2025	$0 - $241 per horsepower	$47 per horsepower
As of December 31, 2024	$0 - $188 per horsepower	$46 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 25% as of both March 31, 2025 and December 31, 2024.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	March 31, 2025	December 31, 2024
Carrying amount of fixed rate debt (1)	$1,790,442	$1,790,051
Fair value of fixed rate debt	1,803,000	1,796,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 7 (“Long-Term Debt”).

16. Related Party Transactions

ECOTEC

During the three months ended March 31, 2025, we made purchases of $0.2 million from our unconsolidated affiliate ECOTEC for use in our operations.

FGC Holdco

We are a distributer of MaCH4 NRS equipment in the U.S. market, and, subject to certain contractual provisions, have committed to purchase from FGC Holdco, at arm’s length, a minimum of $64.3 million of MaCH4 NRS equipment through March 31, 2026. During the three months ended March 31, 2025, we made purchases of $1.9 million from our unconsolidated affiliate to sell to third parties or for use in our operations.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The carrying value of assets and liabilities recognized in our condensed consolidated balance sheets related to our variable interests in FGC Holdco and our maximum exposure to loss related to our involvement with an unconsolidated VIE were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Inventory	$7,681	$6,103
Investment in unconsolidated affiliate	426	191
Total VIE assets	8,107	6,294
Maximum exposure to loss	$8,107	$6,294

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp and affiliates was $11.1 million and $10.5 million during the three months ended March 31, 2025 and 2024, respectively.

Accounts receivable, net due from Hilcorp and affiliates was $14.7 million and $3.6 million as of March 31, 2025 and December 31, 2024, respectively, including $9.9 million from used equipment sales during the three months ended March 31, 2025.

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

As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin, net income or any other measure presented in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of other entities because other entities may not calculate adjusted gross margin in the same manner.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended March 31, 2025
Revenue	$300,397	$46,766	$347,163
Cost of sales, exclusive of depreciation and amortization	89,799	35,257	125,056
Adjusted gross margin	210,598	11,509	222,107

Three months ended March 31, 2024
Revenue	$223,051	$45,437	$268,488
Cost of sales, exclusive of depreciation and amortization	77,743	35,000	112,743
Adjusted gross margin	145,308	10,437	155,745

The following table reconciles gross margin to adjusted gross margin, its most directly comparable to GAAP measure:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Total revenues	$347,163	$268,488
Cost of sales, exclusive of depreciation and amortization	(125,056)	(112,743)
Depreciation and amortization	(57,620)	(42,835)
Gross margin	164,487	112,910
Depreciation and amortization	57,620	42,835
Adjusted gross margin	$222,107	$155,745

The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Adjusted gross margin	$222,107	$155,745
Less:
Selling, general and administrative	37,207	31,665
Depreciation and amortization	57,620	42,835
Long-lived and other asset impairment	972	2,568
Restructuring charges	665	—
Interest expense	37,741	27,334
Transaction-related costs	3,935	—
Gain on sale of assets, net	(7,335)	(2,381)
Other (income) expense, net	(684)	139
Income before income taxes	$91,986	$53,585

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

18. Subsequent Events

NGCS Acquisition

On May 1, 2025, we completed the NGCS Acquisition, whereby we acquired all of the issued and outstanding equity interests in NGCS, including a fleet of approximately 327,000 operating horsepower and a 19,000 horsepower backlog of contracted new equipment, for aggregate total consideration of $352.3 million, consisting of $299.3 million in cash and approximately 2.25 million shares of common stock with an acquisition date fair value of $53.0 million. The cash portion of the purchase price was funded with borrowings under the Credit Facility. The purchase price paid is subject to customary post-closing adjustments in accordance with the terms of the Merger Agreements.

Transaction-related costs

During the three months ended March 31, 2025, we incurred approximately $2.9 million of transaction-related costs in connection with the NGCS Acquisition, primarily professional and other consulting fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q and in conjunction with our 2024 Form 10-K.

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

Operating Highlights

	Three Months Ended
	March 31,
(horsepower in thousands)	2025	2024
Total available horsepower (at period end)(1)	4,461	3,780
Total operating horsepower (at period end)(2)	4,283	3,593
Average operating horsepower(3)	4,254	3,606
Horsepower utilization:
Spot (at period end)	96%	95%
Average	96%	96%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
(3)	Defined as average of period end horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue, including operating horsepower as of December 31, 2024 through March 31, 2025 for compressors acquired in the TOPS Acquisition.

Non–GAAP Financial Measures

Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non–GAAP financial measure of adjusted gross margin.

We define adjusted gross margin as total revenue less cost of sales, exclusive of depreciation and amortization. Adjusted gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales, exclusive of depreciation and amortization, which are key components of our operations. We believe adjusted gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, our financing methods and income taxes. In addition, depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin, net income (loss) or any other measures presented in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of other entities because other entities may not calculate adjusted gross margin in the same manner.

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, long-lived and other asset impairments, restructuring charges, interest expense, transaction-related costs, gain on sale of assets, net, other (income) expense, net and provision for income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non–GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to adjusted gross margin:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net income	$70,850	$40,532
Selling, general and administrative	37,207	31,665
Depreciation and amortization	57,620	42,835
Long-lived and other asset impairment	972	2,568
Restructuring charges	665	—
Interest expense	37,741	27,334
Transaction-related costs	3,935	—
Gain on sale of assets, net	(7,335)	(2,381)
Other (income) expense, net	(684)	139
Provision for income taxes	21,136	13,053
Adjusted gross margin	$222,107	$155,745

The following table reconciles gross margin to adjusted gross margin, its most directly comparable GAAP measure:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Total revenues	$347,163	$268,488
Cost of sales, exclusive of depreciation and amortization	(125,056)	(112,743)
Depreciation and amortization	(57,620)	(42,835)
Gross margin	164,487	112,910
Depreciation and amortization	57,620	42,835
Adjusted gross margin	$222,107	$155,745

RESULTS OF OPERATIONS

Summary of Results

Revenue was $347.2 million and $268.5 million during the three months ended March 31, 2025 and 2024, respectively. The increase in consolidated revenue was primarily due to increased revenue from our contract operations business during the three months ended March 31, 2025. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $70.9 million and $40.5 million during the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by higher adjusted gross margin from our contract operations business and higher gain on sale of assets, net. These increases were partially offset by increases in depreciation and amortization, interest expense, provision for income taxes, SG&A, and transaction-related costs.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Contract Operations

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$300,397	$223,051	35%
Cost of sales, exclusive of depreciation and amortization	89,799	77,743	16%
Adjusted gross margin	$210,598	$145,308	45%
Adjusted gross margin percentage (1)	70%	65%	5%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $77.3 million due primarily to the compression units acquired in the TOPS Acquisition, as well as higher rates and an increase in average operating horsepower.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $9.2 million increase in employee compensation, including the addition of headcount from the TOPS Acquisition, a $2.3 million increase in parts expense, a $0.9 million combined increase in auto expense and local and miscellaneous taxes. These increases were partially offset by a decrease of $0.5 million in startup expenses resulting from average horsepower utilization for the fleet at record levels as well as fewer unit stops and a decrease of $0.5 million in lube oil expenses mainly due to lower prices.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$46,766	$45,437	3%
Cost of sales, exclusive of depreciation and amortization	35,257	35,000	1%
Adjusted gross margin	$11,509	$10,437	10%
Adjusted gross margin percentage (1)	25%	23%	2%
(2)	Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business increased primarily due to higher parts sales, and increased service activity driven by higher customer demand, and an increase in maintenance service contracts.

The increase in adjusted gross margin and adjusted gross margin percentage were mainly driven by increased revenue which exceeded the increase in cost of sales, exclusive of depreciation and amortization. due to differences in the scope, timing and type of services performed.

Costs and Expenses

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Selling, general and administrative	$37,207	$31,665
Depreciation and amortization	57,620	42,835
Long-lived and other asset impairment	972	2,568
Restructuring charges	665	—
Interest expense	37,741	27,334
Transaction-related costs	3,935	—
Gain on sale of assets, net	(7,335)	(2,381)
Other (income) expense, net	(684)	139

Selling, general and administrative. The increase in SG&A was primarily driven by a $2.6 million increase in professional and consulting fees and a $1.8 million increase in employee incentive and other compensation expense.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to fixed assets additions, including $10.8 million depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended March 31, 2025 and 2024, we recognized $1.0 million and $2.6 million, respectively, of impairment charges to write down these compressors to their fair value. The decrease in impairment charges on compressors is due to an increase in customer demand and as a result, higher utilization of our equipment. See Note 11 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Idle compressors retired from the active fleet	20	25
Horsepower of idle compressors retired from the active fleet	6,000	14,000
Impairment recorded on idle compressors retired from the active fleet	$972	$2,568

Restructuring charges. Restructuring charges of $0.7 million during the three months ended March 31, 2025 consisted of severance and property disposal costs related to our property restructuring activities. See Note 12 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The increase in interest expense was due to a higher average outstanding balance of long-term debt primarily due to the 2032 Notes offering. This increase was partially offset by a reduction in variable interest rates for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Transaction-related costs. We incurred $2.9 million of professional fees and other costs related to the NGCS Acquisition and $1.1 million of compensation and other costs related to the TOPS Acquisition during the three months ended March 31, 2025. See Note 3 (“Business Transactions”) for further details on transaction-related costs for the TOPS Acquisition.

Gain on sale of assets, net. The increase in gain on sale of assets was primarily due to gains of $7.1 million on compression asset sales during the three months ended March 31, 2025, compared to gains of $2.2 million on compression asset sales during the three months ended March 31, 2024.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income and the limitation on executive compensation offset by the benefit from equity-settled long term incentive compensation during the three months ended March 31, 2025 compared with the three months ended March 31, 2024.

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Provision for income taxes	$21,136	$13,053	62%
Effective tax rate	23%	24%	(1)%

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

Growth capital expenditures were $139.4 million and $77.3 million for the three months ended March 31, 2025 and 2024, respectively.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $22.8 million and $19.5 million during the three months ended March 31, 2025 and 2024, respectively. The increase in maintenance capital expenditures was primarily due to an increase in scheduled and unscheduled maintenance activities due to maintenance cycle requirements and the addition of the compression units acquired in the TOPS Acquisition, partially offset by lower make–ready investment.

Projected Capital Expenditures. We currently plan to spend approximately $475 million to $540 million on capital expenditures during 2025, primarily consisting of approximately $330 million to $370 million for growth capital expenditures and approximately $110 million to $120 million for maintenance capital expenditures.

Dividends

On April 24, 2025, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock to be paid on May 13, 2025 to stockholders of record at the close of business on May 6, 2025. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Sources of Cash

Credit Facility

During the three months ended March 31, 2025 and 2024, our Credit Facility had an average debt balance of $460.6 million and $274.6 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 6.7% and 6.8% at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, there were $2.7 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%.

As of March 31, 2025, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of March 31, 2025.

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

July 2024 Equity Offering

On July 24, 2024, we sold, pursuant to a public underwriting offering, approximately 12.7 million shares, including approximately 1.7 million shares pursuant to an over-allotment option. We received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. See Note 9 (“Stockholders’ Equity”) for further details.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$115,628	$137,702
Investing activities	(164,031)	(85,923)
Financing activities	48,819	(51,962)
Net increase (decrease) in cash and cash equivalents	$416	$(183)

Operating Activities

The decrease in net cash provided by operating activities was due primarily to increases in accounts receivable resulting from increased levels of activity including $16.0 million from sales of used equipment. Additionally, accrued liabilities decreased due to timing of interest payments on our 2032 Notes partially offset by increased interest expense as well as short- and long-term incentive payment and accounts payable increased due to higher levels of activity. These changes were partially offset by increased earnings from the operations.

Investing Activities

The increase in net cash used in investing activities was primarily due to a $68.4 million increase in capital expenditures and a $10.9 million decrease in proceeds from the sale of property, plant and equipment.

Financing Activities

The change from cash used in financing activities for the three months ended March 31, 2024 to cash provided by financing activities for the three months ended March 31, 2025 was primarily due to a $117.5 million increase in net borrowings of long-term debt, partially offset by a $8.5 million increase in tax paid related to net share settlement of equity awards and a $8.2 million increase in dividends paid to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility.

As of March 31, 2025, we had $507.3 million of variable interest rate indebtedness outstanding at a weighted average interest rate of 6.7%.

A 1% increase or decrease in the effective interest rate on our Credit Facility’s outstanding balance at March 31, 2025 would have resulted in an annual increase or decrease in our interest expense of $5.1 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2025 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these actions will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, including our ability to pay dividends. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, including our ability to pay dividends.

ITEM 1A. RISK FACTORS

Other than the following items, there have been no material changes or updates to the risk factors previously disclosed in our 2024 Form 10–K.

Risks Related to the NGCS Acquisition

We may not be able to achieve the expected benefits of the NGCS Acquisition. We may also encounter significant difficulties in integrating NGCS.

We may not be able to achieve the expected benefits of the NGCS Acquisition. There can be no assurance that the NGCS Acquisition will be beneficial to us. We may not be able to integrate the assets acquired in the NGCS Acquisition without increases in costs or other difficulties. The integration of a business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating our business practices and operations with the business practices and operations of NGCS. The integration process may disrupt our business and, if implemented ineffectively, would restrict the full realization of the anticipated benefits from the NGCS Acquisition. The failure to meet the challenges involved in integrating NGCS and to realize the anticipated benefits of the NGCS Acquisition could have an adverse effect on our business, results of operations, financial condition and prospects, as well as the market price of our common stock. The challenges of integrating the operations of acquired businesses include, among others:

●	difficulties with the integration of the business of NGCS and workforce following the completion of the NGCS Acquisition;
●	conditions in the oil and natural gas industry, including the level of production of, demand for or price of oil or natural gas;
●	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;
●	changes in economic or political conditions, including terrorism and legislative changes;
●	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;
●	the risk that counterparties will not perform their obligations under our financial instruments;
●	the financial condition of our customers;
●	our ability to timely and cost-effectively obtain components necessary to conduct our business;
●	employment and workforce factors, including our ability to hire, train and retain key employees;
●	our ability to implement certain business and financial objectives, such as:
●	winning profitable new business;
●	growing our asset base and enhancing asset utilization;
●	integrating acquired businesses;
●	generating sufficient cash; and
●	accessing the capital markets at an acceptable cost;
●	liability related to the use of our services;
●	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;
●	the effectiveness of our control environment, including the identification of control deficiencies; and
●	our level of indebtedness and ability to fund our business.

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

The market price of our common stock may decline as a result of the NGCS Acquisition if, among other things, the integration of the properties to be acquired in the NGCS Acquisition is unsuccessful or transaction costs related to the NGCS Acquisition are greater than expected. The market price of our common stock may decline if we do not achieve the perceived benefits of the NGCS Acquisition as rapidly or to the extent anticipated by us or by securities market participants or if the effect of NGCS Acquisition on our business, results of operations or financial condition or prospects is not consistent with our expectations or those of securities market participants.

Any acquisitions or mergers we complete, including the NGCS Acquisition, are subject to substantial risks that could reduce our ability to make distributions to our common stockholders.

Even if we do make acquisitions or mergers that we believe will increase the amount of cash available for distribution to our common stockholders, these acquisitions, including the NGCS Acquisition, may nevertheless result in a decrease in the amount of cash available for distribution to our common stockholders. Any acquisition or mergers, including the NGCS Acquisition, involves potential risks, including, among other things:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Sales of Unregistered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes shares repurchased and shares withheld during the three months ended March 31, 2025:

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet be
		Average	Shares Repurchased	Purchased Under
		Price	as Part of Publicly	the Publicly
	Total Number	Paid per	Announced Plans	Announced Plans
(dollars in thousands, except per share amounts)	of Shares(1)	Share(2)	or Programs	or Programs
January 1, 2025 — January 31, 2025	504,367	$29.69	—	$37,894
February 1, 2025 — February 28, 2025	—	—	—	37,894
March 1, 2025 — March 31, 2025	9,161	24.39	9,161	37,671
Total	513,528	$29.59	9,161
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the Share Repurchase Program during the period. See Note 9 (“Stockholders’ Equity”) for further details.
(2)	Average price paid per share includes costs associated with the purchase or repurchase, as applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

2.1#

Agreement and Plan of Merger, dated as of March 10, 2025, by and among Archrock, Inc., Archrock Services, L.P., Archrock NGCSI Merger Sub, Inc. and Natural Gas Compression Systems, Inc. (incorporated by reference to Exhibit 2.1 to Archrock Inc.’s Current Report on Form 8-K filed on March 11, 2025)

2.2#

Agreement and Plan of Merger, dated as of March 10, 2025, by and among Archrock, Inc., AROC NGCSE Merger Sub LLC, Archrock NGCSE Merger Sub, Inc. and NGCSE, Inc. (incorporated by reference to Exhibit 2.2 to Archrock Inc.’s Current Report on Form 8-K filed on March 11, 2025)

3.1

Composite Certificate of Incorporation of Archrock, Inc., as amended as of November 3, 2015, (incorporated by reference to Exhibit 3.3 to Archrock Inc.’s Annual Report on Form 10–K for the year ended December 31, 2015)

3.2	Fourth Amended and Restated Bylaws of Exterran Holdings, Inc., now Archrock, Inc. (incorporated by reference to Exhibit 3.1 to Archrock Inc.’s Current Report on Form 8–K filed on July 27, 2023)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.1*	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S–T
104.1*	Cover page interactive data file (formatted in Inline XBRL) pursuant to Rule 406 of Regulation S–T

#      Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Archrock agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

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

May 6, 2025