Form 10-Q
period 2025-06-30
Archrock, Inc.
filed 2025-08-05
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of the common stock of the registrant outstanding as of July 29, 2025: 175,821,435 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2020 Plan	2020 Stock Incentive Plan
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2027 Notes	$500.0 million of 6.875% senior notes due April 2027
2027 Notes Tender Offer	$200.0 million partial redemption
2028 Notes	$800.0 million of 6.25% senior notes due April 2028
2032 Notes	$700.0 million of 6.625% senior notes due September 2032
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly owned subsidiaries
Archrock ELT	Archrock ELT LLC, an indirect, wholly owned subsidiary of Archrock
ASU	Accounting Standards Update
CODM	Chief operating decision maker
ColdStream	ColdStream Energy Holdings, LLC
Credit Facility	$1.1 billion asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement, as amended
ECOTEC	Ecotec International Holdings, LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FGC Holdco	FGC Holdco LLC, a subsidiary of ColdStream
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
First Amendment to the Amended and Restated Credit Agreement	First Amendment to the Amended and Restated Credit Agreement, dated August 28, 2024, which amended the Amended and Restated Credit Agreement
Flowco	Flowco Holdings Inc.
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
July 2024 Equity Offering	Public underwriting offering whereby Archrock sold approximately 12.7 million shares of its common stock, completed in July 2024
LIBOR	London Interbank Offered Rate
MaCH4 NRS

Natural gas liquid recovery patented technology solution developed by ColdStream, capable of capturing natural gas liquids instead of burning them and simultaneously delivering lean, dry fuel gas to natural gas fired engines and equipment at compressor stations

NGCS	Natural Gas Compression System, Inc. (“NCGSI”), and NGCSE, Inc. (“NGCSE”)
NGCS Acquisition

Transaction completed on May 1, 2025 (“NGCS acquisition date”) pursuant to certain definitive agreements dated as of March 10, 2025, whereby Archrock acquired all of the issued and outstanding equity interests in NGCS, referred to as “NGCSI Merger Agreement” and “NGCSE Merger Agreement” (together, “Merger Agreements”)

OB3 Tax Law	Public Law No. 119-21, a comprehensive tax and spending reform bill signed into law on July 4, 2025 also known as the “One Big Beautiful Bill Act” or “OBBBA”
OTC	Over-the-counter, as related to aftermarket services parts and components
SEC	U.S. Securities and Exchange Commission
Second Amendment to the Amended and Restated Credit Agreement	Second Amendment to the Amended and Restated Credit Agreement, dated May 16, 2025, which amended the Amended and Restated Credit Agreement
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative

Share Repurchase Program	Share repurchase program approved by our Board of Directors that allows us to repurchase outstanding common stock and retire shares repurchased for a designated amount and period of time
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

SOFR	Secured Overnight Financing Rate
Tax Cuts and Jobs Act	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
TOPS	Total Operations and Production Services, LLC
TOPS Acquisition

Transaction completed on August 30, 2024 (“TOPS acquisition date”) pursuant to that certain purchase and sale agreement, dated as of July 22, 2024, whereby Archrock acquired all of the issued and outstanding equity interests in TOPS

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2024 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov. These risk factors include, but are not limited to, inability to achieve the expected benefits of the NGCS Acquisition and difficulties in integrating NGCS; risks of acquisitions, including the NGCS Acquisition, to reduce our ability to make distributions to our common stockholders; risks related to macroeconomic conditions, including an increase in inflation and trade tensions; pandemics and other public health crises; ongoing international conflicts and tensions; risks related to our operations; competitive pressures; inability to make acquisitions on economically acceptable terms; uncertainty to pay dividends in the future; risks related to a substantial amount of debt and our debt agreements; inability to access the capital and credit markets or borrow on affordable terms to obtain additional capital; inability to fund purchases of additional compression equipment; vulnerability to interest rate increases; erosion of the financial condition of our customers; risks related to the loss of our most significant customers; uncertainty of the renewals for our contract operations service agreements; risks related to losing management or operational personnel; dependence on particular suppliers and vulnerability to product shortages and price increases; information technology and cybersecurity risks; tax-related risks; legal and regulatory risks, including climate-related and environmental, social and governance risks.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,861	$4,420
Accounts receivable, net of allowance of $616 and $414, respectively	179,922	132,478
Inventory	106,673	89,686
Assets held for sale	70,650	—
Other current assets	13,082	6,538
Total current assets	376,188	233,122
Property, plant and equipment, net	3,660,691	3,323,830
Operating lease right-of-use assets	16,420	15,365
Goodwill	124,266	52,155
Intangible assets, net	152,843	98,271
Contract costs, net	37,111	37,764
Deferred tax assets	2,461	2,975
Other assets	53,466	52,855
Non-current assets of discontinued operations	7,868	7,868
Total assets	$4,431,314	$3,824,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$80,663	$57,567
Accrued liabilities	119,358	124,105
Deferred revenue	8,058	6,932
Total current liabilities	208,079	188,604
Long-term debt	2,613,082	2,198,376
Operating lease liabilities	12,760	12,415
Deferred tax liabilities	150,063	62,505
Other liabilities	31,022	30,906
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	3,022,874	2,500,674

Commitments and contingencies (Note 8)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 185,783,778 and 185,350,510 shares issued, respectively	1,858	1,854
Additional paid-in capital	3,892,168	3,880,936
Accumulated deficit	(2,371,609)	(2,438,074)
Treasury stock: 9,216,485 and 10,182,985 common shares, at cost, respectively	(113,977)	(121,185)
Total equity	1,408,440	1,323,531
Total liabilities and equity	$4,431,314	$3,824,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Contract operations	$318,327	$225,468	$618,724	$448,519
Aftermarket services	64,825	45,058	111,591	90,495
Total revenue	383,152	270,526	730,315	539,014
Cost of sales, exclusive of depreciation and amortization
Contract operations	96,152	79,278	185,951	157,021
Aftermarket services	49,886	35,158	85,143	70,158
Total cost of sales, exclusive of depreciation and amortization	146,038	114,436	271,094	227,179
Selling, general and administrative	36,244	31,163	73,451	62,828
Depreciation and amortization	63,139	43,853	120,759	86,688
Long-lived and other asset impairment	10,847	4,401	11,819	6,969
Restructuring charges	144	—	809	—
Interest expense	41,711	27,859	79,452	55,193
Transaction-related costs	6,127	1,782	10,062	1,782
Gain on sale of assets, net	(4,297)	(576)	(11,632)	(2,957)
Other (income) expense, net	(2,841)	128	(3,525)	267
Income before income taxes	86,040	47,480	178,026	101,065
Provision for income taxes	22,433	13,055	43,569	26,108
Income before equity in net loss of unconsolidated affiliate	63,607	34,425	134,457	74,957
Equity in net loss of unconsolidated affiliate, net of tax	187	—	187	—
Net income	$63,420	$34,425	$134,270	$74,957

Basic and diluted earnings per common share	$0.36	$0.22	$0.76	$0.48

Weighted-average common shares outstanding:
Basic	175,007	154,496	174,513	154,342
Diluted	175,264	154,785	174,821	154,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at March 31, 2024	$1,657	165,775,863	$3,474,777	$(2,485,399)	$(108,955)	(9,489,406)	$882,080
Shares withheld related to net settlement of equity awards	—	—	—	—	(11)	(597)	(11)
Cash dividends ($0.165 per common share)	—	—	—	(25,819)	—	—	(25,819)
Shares issued under ESPP	—	17,317	308	—	—	—	308
Stock-based compensation, net of forfeitures	1	618	3,512	—	—	(3,259)	3,513
Net income	—	—	—	34,425	—	—	34,425
Balance at June 30, 2024	$1,658	165,793,798	$3,478,597	$(2,476,793)	$(108,966)	(9,493,262)	$894,496

Balance at March 31, 2025	$1,863	186,223,007	$3,885,911	$(2,401,409)	$(136,382)	(10,702,957)	$1,349,983
Shares repurchased	—	—	—	—	(28,822)	(1,226,954)	(28,822)
Shares retired	(27)	(2,719,315)	(51,214)	—	51,241	2,719,315	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(14)	(601)	(14)
Cash dividends ($0.190 per common share)	—	—	—	(33,620)	—	—	(33,620)
Shares issued under ESPP	—	19,796	442	—	—	—	442
Stock-based compensation, net of forfeitures	—	9,276	4,085	—	—	(5,288)	4,085
Shares issued for NGCS Acquisition	22	2,251,014	52,944	—	—	—	52,966
Net income	—	—	—	63,420	—	—	63,420
Balance at June 30, 2025	$1,858	185,783,778	$3,892,168	$(2,371,609)	$(113,977)	(9,216,485)	$1,408,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$(101,274)	(9,020,454)	$871,021
Shares repurchased	—	—	—	—	(1,230)	(82,972)	(1,230)
Shares withheld related to net settlement of equity awards	—	—	—	—	(6,462)	(386,577)	(6,462)
Cash dividends ($0.330 per common share)	—	—	—	(51,819)	—	—	(51,819)
Shares issued under ESPP	—	35,117	552	—	—	—	552
Stock-based compensation, net of forfeitures	8	774,280	7,469	—	—	(3,259)	7,477
Net income	—	—	—	74,957	—	—	74,957
Balance at June 30, 2024	$1,658	165,793,798	$3,478,597	$(2,476,793)	$(108,966)	(9,493,262)	$894,496

Balance at December 31, 2024	$1,854	185,350,510	$3,880,936	$(2,438,074)	$(121,185)	(10,182,985)	$1,323,531
Shares repurchased	—	—	—	—	(29,045)	(1,236,115)	(29,045)
Shares retired	(27)	(2,719,315)	(51,214)	—	51,241	2,719,315	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(14,988)	(504,968)	(14,988)
Cash dividends ($0.380 per common share)	—	—	—	(67,805)	—	—	(67,805)
Shares issued under ESPP	—	34,019	766	—	—	—	766
Stock-based compensation, net of forfeitures	8	805,050	8,104	—	—	(11,732)	8,112
Time-based cash or equity settled units settled as equity	1	62,500	1,755	—	—	—	1,756
Contribution to Enerflex	—	—	(1,123)	—	—	—	(1,123)
Shares issued for NGCS Acquisition	22	2,251,014	52,944	—	—	—	52,966
Net income	—	—	—	134,270	—	—	134,270
Balance at June 30, 2025	$1,858	185,783,778	$3,892,168	$(2,371,609)	$(113,977)	(9,216,485)	$1,408,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$134,270	$74,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,759	86,688
Long-lived and other asset impairment	11,819	6,969
Equity in net loss of unconsolidated affiliate	243	—
Inventory write-downs	468	517
Amortization of operating lease right-of-use assets	2,284	1,827
Amortization of deferred financing costs	3,071	2,323
Amortization of debt premium	(1,003)	(1,003)
Amortization of capitalized implementation costs	1,580	1,562
Stock-based compensation expense	9,867	7,477
Provision for credit losses	227	5
Gain on sale of assets, net	(11,632)	(2,957)
Deferred income tax provision	40,177	24,900
Amortization of contract costs	11,504	11,725
Deferred revenue recognized in earnings	(7,785)	(5,606)
Changes in operating assets and liabilities:
Accounts receivable, net	(45,893)	8,836
Inventory	(4,617)	2,073
Other assets	(7,815)	(4,004)
Contract costs	(11,155)	(9,660)
Accounts payable and other liabilities	(12,815)	(4,661)
Deferred revenue	9,572	6,315
Other	(27)	70
Net cash provided by operating activities	243,099	208,353

Cash flows from investing activities:
Capital expenditures	(279,602)	(191,026)
Proceeds from sale of property, equipment and other assets	31,493	17,550
Proceeds from insurance and other settlements	3,524	45
Cash paid in NGCS Acquisition, net of cash acquired	(296,641)	—
Investments in unconsolidated affiliates	(471)	(57)
Net cash used in investing activities	(541,697)	(173,488)

Cash flows from financing activities:
Borrowings of long-term debt	1,061,726	485,825
Repayments of long-term debt	(647,801)	(462,150)
Payments of debt issuance costs	(1,691)	—
Dividends paid to stockholders	(67,805)	(51,819)
Repurchases of common stock	(29,045)	(1,230)
Taxes paid related to net share settlement of equity awards	(14,988)	(6,462)
Proceeds from stock issued under ESPP	766	552
Contribution to Enerflex	(1,123)	—
Net cash provided by (used in) financing activities	300,039	(35,284)
Net increase (decrease) in cash and cash equivalents	1,441	(419)
Cash and cash equivalents, beginning of period	4,420	1,338
Cash and cash equivalents, end of period	$5,861	$919

Supplemental disclosure of non-cash investing transactions:
Issuance of Archrock common stock pursuant to NGCS Acquisition	$52,966	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to this Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2024 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

3. Business Transactions

NGCS Acquisition

On May 1, 2025, we completed the NGCS Acquisition, whereby we acquired all of the issued and outstanding equity interests in NGCS, including a fleet of approximately 326,000 operating horsepower and a 18,000 horsepower backlog of contracted new equipment, for aggregate total consideration of $351.5 million. Total consideration consisted of $298.5 million in cash, of which we paid $267.0 million to NGCSI sellers and $31.5 million to NGCSE sellers, and approximately 2.3 million shares of common stock issued to NGCSE sellers with an NGCS acquisition date fair value of $53.0 million. The cash portion of the purchase price was funded with borrowings under the Credit Facility. The purchase price paid is subject to customary post-closing adjustments in accordance with the terms of the Merger Agreements.

The NGCS Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the NGCS acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations. Our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, identifiable intangible assets, deferred tax liabilities, tax contingencies and goodwill. Post-closing adjustments to the purchase price could impact future depreciation and amortization as well as income tax expense. The final valuation of net assets acquired is expected to be completed as soon as practicable, but no later than one year from the NCGS acquisition date.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the NGCS acquisition date:

(in thousands)	NGCSI	NGCSE	NGCS
Cash	$1,671	$188	$1,859
Accounts receivable	4,960	47	5,007
Inventory	12,891	—	12,891
Other current assets	78	—	78
Property, plant and equipment	208,834	39,629	248,463
Operating lease right of use asset	138	—	138
Goodwill	44,384	28,274	72,658
Intangible assets	35,490	29,940	65,430
Accounts payable, trade	(2,700)	(49)	(2,749)
Accrued liabilities	(1,725)	(205)	(1,930)
Operating lease liabilities	(138)	—	(138)
Deferred tax liabilities	(36,875)	(13,366)	(50,241)
Purchase price	$267,008	$84,458	$351,466

Goodwill

The amount of goodwill resulting from the NGCS Acquisition is attributable to the expansion of our services in the Permian Basin where we currently operate and was allocated to our contract operations segment. The goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of potential impairment exist. None of the goodwill recorded for the NGCS Acquisition is expected to be deductible for U.S. federal income tax purposes.

Tax Contingency and Indemnification

In connection with the NGCS Acquisition, the sellers agreed to indemnify us for certain non-income tax and environmental contingencies up to $11.4 million as of the NGCS acquisition date. Dependent upon facts and circumstances, the sellers’ indemnification obligation may be reduced over a period of four years from the NGCS acquisition date but may also be extended until the resolution of claims timely submitted to the sellers. We are currently assessing the tax and environmental contingencies and respective indemnification assets.

Results of Operations

The results of operations attributable to the NGCS Acquisition have been included in our condensed consolidated financial statements as part of our contract operations segment since the NGCS acquisition date. Revenue attributable to the assets acquired from the NGCS acquisition date through June 30, 2025 was $13.2 million. We are unable to provide earnings attributable to the assets acquired and liabilities assumed since the NGCS acquisition date, as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Transaction-Related Costs

The following table presents transaction-related costs incurred in connection with the NGCS Acquisition by cost type:

	Three months ended	Six months ended
(in thousands)	June 30, 2025	June 30, 2025
Professional fees (1)	$3,632	$6,502
Compensation-related costs (2)	712	712
Other costs	363	363
Total transaction-related costs	$4,707	$7,577
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to NGCSI employee retention and severance associated with the NGCS Acquisition. Payments are due and payable at various times up to and including the one-year anniversary of the NGCS Acquisition.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and six months ended June 30, 2025 and 2024 was derived by adjusting our historical financial statements in order to give effect to the assets acquired and liabilities assumed in the NGCS Acquisition. The NGCS Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2024, and reflects the following:

●	the effects of the NGCSI employee retention and other compensation-related arrangements associated with the NGCS Acquisition;
●	the application of our accounting policies and adjusting the results of NGCS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2024;
●	the interest expense resulting from borrowings under the Credit Facility used to fund the cash portion of the purchase price;
●	the amortization of debt issuance costs associated with the Second Amendment to the Amended and Restated Credit Agreement;
●	the exclusion of $4.0 million and $6.9 million of nonrecurring financial advisory, legal, audit and other professional fees incurred related to the NGCS Acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and six months ended June 30, 2025, respectively. The six months ended June 30, 2024 pro forma earnings were adjusted to reflect these charges; and
●	the income tax effects of the adjustments based on the estimated blended statutory tax rate of 23%.

The unaudited pro forma financial information below combines the effects of the NGCSI Merger Agreement and the NGCSE Merger Agreement, as the Merger Agreements were negotiated as a single transaction and mutually dependent to close. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the NCGS Acquisition been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$389,990	$289,099	$756,592	$576,289
Net income attributable to Archrock stockholders	67,556	32,502	140,733	66,757

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

TOPS Acquisition

On August 30, 2024, we completed the TOPS Acquisition, whereby we acquired all of the issued and outstanding equity interests in TOPS, including a fleet of approximately 580,000 horsepower, including approximately 530,000 operating horsepower, for aggregate consideration consisting of $868.7 million in cash and approximately 6.9 million shares of common stock with a TOPS acquisition date fair value of $139.1 million. The cash portion of the purchase price was funded with proceeds from the July 2024 Equity Offering, the 2032 Notes offering and borrowings under the Credit Facility. In accordance with the terms of the purchase and sale agreement, customary post-closing adjustments were made during the fourth quarter of 2024, resulting in a $0.4 million reduction to the purchase price.

The TOPS Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the TOPS acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill.

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed as of the TOPS acquisition date:

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

Tax Contingency and Indemnification Asset

We recorded a non-income tax based contingency of $4.3 million and a corresponding indemnification asset of $4.3 million based on facts existing on the TOPS acquisition date. The tax contingency arose from pre-acquisition activities of TOPS. As part of the TOPS Acquisition, the sellers agreed to indemnify us for certain tax contingencies up to $21.6 million as of the TOPS acquisition date. Dependent upon facts and circumstances, the sellers’ indemnification obligation may be reduced over a period of five years from the TOPS acquisition date but may also be extended until the resolution of claims timely submitted to the sellers.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Results of Operations

The results of operations attributable to the TOPS Acquisition have been included in our condensed consolidated financial statements as part of our contract operations segment since the TOPS acquisition date.

Transaction-Related Costs

The following table presents transaction-related costs incurred in connection with the TOPS Acquisition by cost type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Professional fees (1)	$358	$1,782	$563	$1,782
Compensation-related costs (2)	1,062	—	1,922	—
Total transaction-related costs	$1,420	$1,782	$2,485	$1,782
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to employee retention and other compensation-related arrangements associated with the TOPS Acquisition. Payments are due and payable at various times up to and including the two-year anniversary of the TOPS Acquisition.

Valuation Methodologies

The valuation methodologies and significant inputs for fair value measurements associated with our business acquisitions are detailed by significant asset class below. The fair value measurements for property, plant and equipment and intangible assets are based on significant inputs that are not observable in the market and therefore represent Level 3 measurements.

Property, Plant and Equipment

Property, plant and equipment is primarily comprised of natural gas and electric motor drive compression equipment that will depreciate on a straight-line basis over an estimated average remaining useful life of 15 years for the NGCS Acquisition and 25 years for the TOPS Acquisition. The fair value of the property, plant and equipment was determined using both the cost and market approach. For most of the compression equipment, we estimated the replacement cost using the direct cost method by evaluating recent purchases of similar assets or published data, then adjusting the replacement cost for physical deterioration and functional and economic obsolescence, as applicable. For certain compression equipment, we then considered the market approach by comparing our estimated dollar per horsepower to market comparables and market participant assumptions and adjusted as necessary.

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

The trade name fair market value was measured using the relief-from-royalty method under the income approach, whereby we calculated the royalty savings by estimating a reasonable royalty rate that a third party would negotiate in a licensing agreement expressed as a percentage of total revenue involving a trade name. The revenue related to the trade name was multiplied by the selected royalty rate over the estimated expected useful life of the trade name to arrive at the royalty savings. The royalty savings were tax effected and discounted to present value using a discount rate commensurate with the risk profile of the trade name relative to our WACC and the return on the other acquired assets.

4. Inventory

Inventory was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Parts and supplies	$92,913	$76,505
Work in progress	13,760	13,181
Inventory	$106,673	$89,686

5. Property, Plant and Equipment, Net

Property, plant and equipment, net was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Compression equipment, facilities and other fleet assets	$4,784,256	$4,392,818
Land and buildings	33,362	32,060
Transportation and shop equipment	137,595	118,413
Computer hardware and software	78,908	78,021
Other	7,983	7,411
Property, plant and equipment	5,042,104	4,628,723
Accumulated depreciation	(1,381,413)	(1,304,893)
Property, plant and equipment, net	$3,660,691	$3,323,830

See Note 18 (“Assets Held for Sale”) for further details on assets held for sale as of June 30, 2025.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Investment in ECOTEC

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment. Changes in the fair value of this investment are recognized in other (income) expense, net in our condensed consolidated statements of operations, however during the three and six months ended June 30, 2025 and 2024, we did not recognize unrealized gains or losses related to the change in fair value of our investment. See Note 15 (“Fair Value Measurements”) for further details. As of both June 30, 2025 and December 31, 2024, our ownership interest in ECOTEC was 25%, which is included in other assets in our condensed consolidated balance sheets.

Investment in Ionada

In November 2023, we agreed and made an initial investment of $3.8 million, to serve as the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. We have elected the fair value measurement alternative to account for this investment. See Note 15 (“Fair Value Measurements”) for further details.

On November 19, 2024, subject to the same terms and conditions of our initial investment, we invested an additional $1.2 million and as a result, the carrying value of our investment in Ionada at both June 30, 2025 and December 31, 2024 was $5.5 million, including cumulative transaction costs of $0.5 million, and is included in other assets in our condensed consolidated balance sheets. As of both June 30, 2025 and December 31, 2024, we had a fully diluted ownership equity interest in Ionada of 12%. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments, $1.3 million in November 2025 and $4.8 million prior to July 2026, for a fully diluted ownership interest of 15% and 24%, respectively.

Investment in FGC Holdco

On October 1, 2024, we, together with ColdStream, entered into a limited liability agreement with FGC Holdco, a company that designs, manufactures and sells, through distributors, MaCH4 NRS equipment for the global oil and gas market. As of the effective date of the agreement, FGC Holdco had initial authorized capital of 1.0 million units, with 68% of its units issued to ColdStream and 32% of its units issued to us at a cost of $0.001 per unit. Subject to certain contractual provisions, we are obligated to fund, as capital contributions, our proportionate share of FGC Holdco’s general, administrative and operational costs and expenses. During the three and six months ended June 30, 2025, we invested $0.2 million and $0.4 million, respectively, in FGC Holdco, and as of June 30, 2025 and December 31, 2024, the carrying value of our investment in FGC Holdco, including transaction costs of $0.2 million, was $0.4 million and $0.2 million, respectively.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2025, we had a $0.3 million basis difference between the cost of our investment and our proportionate share of the carrying value of FGC Holdco’s underlying net assets. The basis difference is primarily attributed to intangible assets and is being amortized over the estimated 20-year useful life. Basis differences are updated as needed to reflect the impact of additional capital contributions. We recognized a loss of $0.2 million related to our investment in FGC Holdco for the three and six months ended June 30, 2025, which is included in equity in net loss of unconsolidated affiliate, net of tax, in our condensed consolidated statements of operations.

The investment is included in other assets in our condensed consolidated balance sheets. Cash contributions are included in the investing activities section of our condensed consolidated statements of cash flows. See Note 16 (“Related Party Transactions”) for further details.

7. Long-Term Debt

Long-term debt was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Credit Facility	$822,250	$408,325

6.625% senior notes due September 2032:
Principal outstanding	700,000	700,000
Unamortized debt issuance costs	(8,981)	(9,609)
	691,019	690,391
6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	5,516	6,519
Unamortized debt issuance costs	(4,570)	(5,401)
	800,946	801,118
6.875% senior notes due April 2027:
Principal outstanding	300,000	300,000
Unamortized debt issuance costs	(1,133)	(1,458)
	298,867	298,542

Long-term debt	$2,613,082	$2,198,376

Second Amendment to the Amended and Restated Credit Agreement

On May 16, 2025, we amended our Amended and Restated Credit Agreement to increase the borrowing capacity of the Credit Facility from $1.1 billion to $1.5 billion and to provide for the ability for the borrowers to request additional increases in the aggregate commitments under the Credit Facility to a total amount not to exceed $2.3 billion (with any increase being at the discretion of the lenders and subject to the satisfaction of certain conditions set forth in the Amended and Restated Credit Agreement).

During the second quarter of 2025, we incurred $1.8 million in transaction costs related to the Second Amendment to the Amended and Restated Credit Agreement, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility.

The Credit Facility matures in May 2028 unless renewed or amended prior to that date. As of June 30, 2025, there were $3.0 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 6.7% and 6.8% at June 30, 2025 and December 31, 2024, respectively. We incurred $0.4 million of commitment fees on the daily unused amount of the Credit Facility during both the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.9 million during the six months ended June 30, 2025 and 2024, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2025, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of June 30, 2025.

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

2032 Notes

On August 26, 2024, we completed a private offering of $700.0 million aggregate principal amount of 6.625% senior notes due September 2032 and received net proceeds of $690.0 million after deducting issuance costs. The $10.0 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statements of operations over the term of the notes. A portion of the net proceeds were used to fund a portion of the cash consideration for the TOPS Acquisition, the 2027 Notes Tender Offer and to repay borrowings outstanding under our Credit Facility.

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

2027 Notes Tender Offer

In connection with the offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million, which reflects approximately 101% of the aggregate principal amount of the tendered 2027 Notes and $0.2 million of agent and legal fees. On the date of tender, the net carrying value of the tendered 2027 Notes was $198.8 million and during the third quarter of 2024, we recorded a debt extinguishment loss of $3.2 million in our condensed consolidated statements of operations.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2025 and December 31, 2024, we had $7.5 million and $8.6 million, respectively, accrued for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our condensed consolidated financial position, but it is possible that the resolution of future audits could be material to our condensed consolidated results of operations or cash flows.

As of December 31, 2024, $0.6 million of the tax contingencies mentioned above related to audits that had advanced to the contested hearing phase, and by June 30, 2025, these audits are now closed. As of June 30, 2025, and December 31, 2024, $4.4 million and $4.3 million, respectively, of the tax contingencies mentioned above had an offsetting indemnification asset.

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

9. Stockholders’ Equity

NGCS Acquisition

On May 1, 2025, we completed the NGCS Acquisition and issued approximately 2.3 million shares of common stock to NGCSE sellers as part of the acquisition purchase price. The NGCS acquisition date fair value was $53.0 million and is reflected in common stock and additional paid-in capital in our condensed consolidated statements of equity. See Note 3 (“Business Transactions”) for further details.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

TOPS Acquisition

On August 30, 2024, we completed the TOPS Acquisition and issued approximately 6.9 million shares of common stock to the sellers as part of the acquisition purchase price. The TOPS acquisition date fair value was $139.1 million and is reflected in common stock and additional paid-in capital in our condensed consolidated statements of equity. See Note 3 (“Business Transactions”) for further details.

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

Share Repurchases

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in April 2023 that allowed us to repurchase and retire up to $50.0 million of outstanding common stock over a 12-month period. An extension of the Share Repurchase Program was approved by our Board of Directors in April 2024 for an additional 24-month period and replenished the amount of shares authorized for repurchase, resulting in available capacity of $50.0 million at that time. In April 2025, our Board of Directors approved an increase in the Share Repurchase Program by an additional $50.0 million through April 27, 2026.

As of June 30, 2025, available capacity under the Share Repurchase Program was $58.9 million. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time. Through June 30, 2025, we had repurchased 2,719,315 common shares at an average price of $18.84 per share for an aggregate of $51.2 million.

On June 30, 2025, we retired 2,719,315 shares that had been previously repurchased under the Share Repurchase Program.

Shares Withheld to Cover

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize shares repurchased and shares withheld:

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	1,226,954	$23.49	$28,822	1,236,115	$23.50	$29,045
Shares withheld related to net settlement of equity awards	601	23.80	14	504,968	29.68	14,988
Total	1,227,555	$23.49	$28,836	1,741,083	$25.29	$44,033

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	—	$—	$—	82,972	$14.83	$1,230
Shares withheld related to net settlement of equity awards	597	17.72	11	386,577	16.72	6,462
Total	597	$17.72	$11	469,549	$16.38	$7,692

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2025 and 2024:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2025
Q2	$0.190	$33,620
Q1	0.190	34,185

2024
Q4	$0.175	$30,690
Q3	0.165	27,865
Q2	0.165	25,819
Q1	0.165	26,000

On July 24, 2025, our Board of Directors declared a quarterly dividend of $0.21 per share of common stock to be paid on August 12, 2025 to stockholders of record at the close of business on August 5, 2025.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

10. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Contract operations:
0 ― 1,000 horsepower per unit	$108,670	$45,334	$210,902	$90,661
1,001 ― 1,500 horsepower per unit	106,354	94,687	207,956	190,357
Over 1,500 horsepower per unit	103,155	85,290	199,571	167,155
Other (1)	148	157	295	346
Total contract operations revenue (2)	318,327	225,468	618,724	448,519

Aftermarket services:
Services	33,107	25,675	59,162	51,113
OTC parts and components sales	29,846	19,383	50,557	39,382
Other	1,872	—	1,872	—
Total aftermarket services revenue (3)	64,825	45,058	111,591	90,495

Total revenue	$383,152	$270,526	$730,315	$539,014
(1) Primarily relates to fees associated with owned non-compression equipment.
(2) Includes $1.8 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.4 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3) Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue and other revenue is recognized at a point in time.

See Note 17 (“Segment Information”) for further details.

Performance Obligations

As of June 30, 2025, we had $933.7 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2030 as follows:

(in thousands)	2025	2026	2027	2028	2029	2030	Total
Remaining performance obligations	$339,921	$396,255	$130,694	$48,156	$16,058	$2,663	$933,747

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Receivables from Contracts with Customers

As of June 30, 2025 and December 31, 2024, our receivables from contracts with customers, net of allowance for credit losses, were $171.6 million and $126.3 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the six months ended June 30, 2025:

(in thousands)
Balance at beginning of period	$414
Provision for credit losses	227
Write-offs charged against allowance	(25)
Balance at end of period	$616

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of June 30, 2025 and December 31, 2024, our contract liabilities were $11.7 million and $10.0 million, respectively, which is included in other long-term liabilities in our condensed consolidated balance sheets.

During the six months ended June 30, 2025, we deferred revenue of $9.6 million and recognized $7.8 million as revenue. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

11. Long-Lived and Other Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including remeasurement of the disposal group classified as held for sale and the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

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

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Idle compressors retired from the active fleet	30	40	50	65
Horsepower of idle compressors retired from the active fleet	12,000	32,000	17,000	46,000
Impairment recorded on idle compressors retired from the active fleet	$2,110	$4,401	$3,082	$6,969

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

See Note 15 (“Fair Value Measurements”) for further details.

Assets Held For Sale

In connection with the classification of the disposal group as assets held for sale as of June 30, 2025, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell and recorded a write-down of $8.7 million during the three and six months ended June 30, 2025, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations. See Note 18 (“Assets Held for Sale”) for further details.

12. Restructuring Charges

During the second quarter of 2025, management approved and initiated a plan to exit certain facilities that were no longer deemed economical for our business, and in the second quarter of 2025, we incurred $0.1 million of costs to exit these facilities. The property disposal costs incurred under the above restructuring plan were recorded to restructuring charges in our condensed consolidated statements of operations. We expect to incur additional restructuring charges of $1.0 million to $2.0 million over the next twelve months related to these restructuring activities.

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

The following table presents restructuring charges incurred by segment during the three and six months ended June 30, 2025:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended June 30, 2025
Facility closure	$—	$—	$144	$144
Total restructuring charges	$—	$—	$144	$144

Six months ended June 30, 2025
Facility closure	$520	$—	$289	$809
Total restructuring charges	$520	$—	$289	$809
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three months ended	Six months ended
(in thousands)	June 30, 2025	June 30, 2025
Facility closure
Severance costs	$—	$596
Property disposal costs	144	213
Total restructuring costs	$144	$809

13. Income Taxes

OB3 Tax Law

The OB3 Tax Law made permanent certain key elements of the Tax Cuts and Jobs Act, including reinstating: the add-back for depreciation and amortization in the business interest expense limitation, the allowance for 100% bonus depreciation,

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

and a full expensing option for domestic research and experimental expenditures. We are currently evaluating the impact of the OB3 Tax Law on our condensed consolidated financial statements.

Effective Tax Rate

The year-to-date effective tax rate for the six months ended June 30, 2025 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation offset by the benefit from equity-settled long-term incentive compensation.

Unrecognized Tax Benefits

As of June 30, 2025, we believe it is reasonably possible that $3.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to June 30, 2026 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net income	$63,420	$34,425	$134,270	$74,957
Less: Allocation of earnings to participating securities	(486)	(435)	(1,891)	(1,180)
Net income attributable to common stockholders	$62,934	$33,990	$132,379	$73,777

Allocation of earnings to cash or share settled restricted stock units	(16)	(138)	448	(223)
Diluted net income attributable to common stockholders	$62,918	$33,852	$132,827	$73,554

Weighted-average common shares outstanding used in basic earnings per common share	175,007	154,496	174,513	154,342
Effect of dilutive securities:
Performance-based restricted stock units	255	287	304	301
ESPP shares	2	2	4	5
Weighted-average common shares outstanding used in diluted earnings per common share	175,264	154,785	174,821	154,648

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of June 30, 2025, we owned a 25% equity interest in ECOTEC in which we have elected the fair value option to account for this investment. See Note 6 (“Investments in Unconsolidated Affiliates”) for further details. There were no purchases of equity interests or unrealized changes in the fair value of our investment in ECOTEC recognized during the three and six months ended June 30, 2025 or 2024. The fair value of our investment in ECOTEC at both June 30, 2025 and December 31, 2024 was $14.7 million.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investment in Ionada

As of June 30, 2025 and December 31, 2024, we had a fully diluted ownership equity interest in Ionada of 12%, in which we have elected the fair value measurement alternative to account for this investment. See Note 6 (“Investments in Unconsolidated Affiliates”) for further details. The carrying value of our investment in Ionada at both June 30, 2025 and December 31, 2024 was $5.5 million, which includes cumulative transaction costs of $0.5 million. There were no upward adjustments, impairments or downward adjustments to the carrying value of the investment as of June 30, 2025.

Compressors

During the six months ended June 30, 2025, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted-average disposal period of four years. These fair value measurements are classified as Level 3.

The fair value of our impaired compression fleet was as follows:

(in thousands)	June 30, 2025	December 31, 2024
Impaired compression fleet	$449	$1,048

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs was as follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of June 30, 2025	$0 - $241 per horsepower	$50 per horsepower
As of December 31, 2024	$0 - $188 per horsepower	$46 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 23% and 25% as of June 30, 2025 and December 31, 2024, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	June 30, 2025	December 31, 2024
Carrying amount of fixed rate debt (1)	$1,790,832	$1,790,051
Fair value of fixed rate debt	1,817,000	1,796,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 7 (“Long-Term Debt”).

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Assets held for sale

As of June 30, 2025, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell. The determination of the fair value was based on the indicative sales value of $71.0 million from Flowco pursuant to the asset purchase agreement entered into on July 1, 2025 and unobservable inputs which are categorized as Level 3 within the fair value hierarchy. See Note 18 (“Assets Held for Sale”) for further details.

16. Related Party Transactions

ECOTEC

During the three and six months ended June 30, 2025, we made purchases of $0.2 million and $0.3 million, respectively, from our unconsolidated affiliate ECOTEC for use in our operations.

FGC Holdco

We are a distributer of MaCH4 NRS equipment in the U.S. market, and, subject to certain contractual provisions, have committed to purchase from FGC Holdco, at arm’s length, a minimum of $64.3 million of MaCH4 NRS equipment through March 31, 2026. During the three and six months ended June 30, 2025, we made purchases of $1.2 million and $3.1 million, respectively, from our unconsolidated affiliate to sell to third parties or for use in our operations.

The carrying value of assets and liabilities recognized in our condensed consolidated balance sheets related to our variable interests in FGC Holdco and our maximum exposure to loss related to our involvement with an unconsolidated VIE were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Inventory	$7,234	$6,103
Investment in unconsolidated affiliate	421	191
Total VIE assets	7,655	6,294
Maximum exposure to loss	$7,655	$6,294

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp was $10.6 million and $9.9 million during the three months ended June 30, 2025 and 2024, respectively, and $21.7 million and $20.4 million during the six months ended June 30, 2025 and 2024, respectively.

Accounts receivable, net due from Hilcorp was $3.4 million and $3.6 million as of June 30, 2025 and December 31, 2024, respectively.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The CODM of Archrock is our President & Chief Executive Officer. Our CODM evaluates the performance of our segments and allocates resources primarily based on adjusted gross margin, defined as revenue less cost of sales, exclusive of depreciation and amortization, which are key components of segment operations. Adjusted gross margin is the primary measure used by our CODM to evaluate segment performance because it focuses on the current performance of segment operations and excludes the impact of the prior historical costs of assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, our financing methods and income taxes. Our CODM considers adjusted gross margin forecast to actual results and period over period financial variances in conjunction with product and customer service metrics and market trends when assessing segment performance and deciding how to allocate resources.

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended June 30, 2025
Revenue(1)	$318,327	$64,825	$383,152
Cost of sales, exclusive of depreciation and amortization	96,152	49,886	146,038
Adjusted gross margin	222,175	14,939	237,114

Three months ended June 30, 2024
Revenue(1)	$225,468	$45,058	$270,526
Cost of sales, exclusive of depreciation and amortization	79,278	35,158	114,436
Adjusted gross margin	146,190	9,900	156,090

Six months ended June 30, 2025
Revenue(1)	$618,724	$111,591	$730,315
Cost of sales, exclusive of depreciation and amortization	185,951	85,143	271,094
Adjusted gross margin	432,773	26,448	459,221

Six months ended June 30, 2024
Revenue(1)	$448,519	$90,495	$539,014
Cost of sales, exclusive of depreciation and amortization	157,021	70,158	227,179
Adjusted gross margin	291,498	20,337	311,835
(1)	Segment revenue includes only sales to external customers.

The following table reconciles gross margin to adjusted gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Total revenues	$383,152	$270,526	$730,315	$539,014
Cost of sales, exclusive of depreciation and amortization	(146,038)	(114,436)	(271,094)	(227,179)
Depreciation and amortization	(63,139)	(43,853)	(120,759)	(86,688)
Gross margin	173,975	112,237	338,462	225,147
Depreciation and amortization	63,139	43,853	120,759	86,688
Adjusted gross margin	$237,114	$156,090	$459,221	$311,835

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles total adjusted gross margin to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Adjusted gross margin	$237,114	$156,090	$459,221	$311,835
Less:
Selling, general and administrative	36,244	31,163	73,451	62,828
Depreciation and amortization	63,139	43,853	120,759	86,688
Long-lived and other asset impairment	10,847	4,401	11,819	6,969
Restructuring charges	144	—	809	—
Interest expense	41,711	27,859	79,452	55,193
Transaction-related costs	6,127	1,782	10,062	1,782
Gain on sale of assets, net	(4,297)	(576)	(11,632)	(2,957)
Other (income) expense, net	(2,841)	128	(3,525)	267
Income before income taxes	$86,040	$47,480	$178,026	$101,065

18. Assets Held for Sale

During the second quarter of 2025, we committed to a plan to sell certain contract operations customer agreements and approximately 155 compressors, comprising approximately 47,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations and determined that the criteria for classification as assets held for sale as of June 30, 2025 was met.

The disposal group includes an allocation of goodwill, customer-related intangible assets and unamortized revenue recognition balance sheet accounts based on a ratio of the horsepower sold relative to the total horsepower of the asset group. To adjust the carrying value of the disposal group to its estimated fair value less costs to sell, we recorded a write-down of $8.7 million during the three and six months ended June 30, 2025, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations.

The following table summarizes the estimated fair value less costs to sell of the disposal group classified as assets held for sale in our condensed consolidated balance sheet as of June 30, 2025:

(in thousands)	June 30, 2025
Property, plant and equipment, net	$74,101
Intangible assets, net	4,379
Goodwill	547
Other assets	359
Write-down(1)	(8,736)
Estimated fair value less costs to sell of disposal group	$70,650
(1) Includes a write-down of $4.4 million related to intangible assets, net, $3.4 million related to property, plant and equipment, net, $0.5 million related to goodwill and $0.4 million related to other assets. See Note 15 (“Fair Value Measurements”) for further details.

Sale of disposal group

On August 1, 2025, we completed the sale of the disposal group classified as held for sale as of June 30, 2025. The transaction, executed pursuant to the asset purchase agreement dated July 1, 2025, included contract operations customer agreements, compression and other assets sold to Flowco for cash consideration of $71.0 million. The purchase price is subject to customary post-closing adjustments in accordance with the terms of the asset purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q and in conjunction with our 2024 Form 10-K.

OVERVIEW

We are an energy infrastructure company with a primary focus on midstream natural gas compression. We are a premier provider of natural gas compression services, in terms of total compression fleet horsepower, to customers in the energy industry throughout the U.S., and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our predominant segment, contract operations primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Operating Highlights

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(horsepower in thousands)	2025	2024	2025	2024
Total available horsepower (at period end)(1)	4,843	3,806	4,843	3,806
Total operating horsepower (at period end)(2)	4,651	3,601	4,651	3,601
Average operating horsepower(3)	4,467	3,605	4,371	3,607
Horsepower utilization:
Spot (at period end)	96%	95%	96%	95%
Average	96%	95%	96%	95%
(1) Defined as idle and operating horsepower. Includes new compressors completed by third-party manufacturers that have been delivered to us.
(2) Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
(3) Defined as average of period end horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue, including operating horsepower as of May 1, 2025 through June 30, 2025 for the compressors acquired in the NGCS Acquisition and as of December 31, 2024 through June 30, 2025 for compressors acquired in the TOPS Acquisition.

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

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, long-lived and other asset impairments, restructuring charges, interest expense, transaction-related costs, gain on sale of assets, net, other (income) expense, net provision for income taxes, and equity in net loss of unconsolidated affiliate, net of tax. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non–GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to adjusted gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net income	$63,420	$34,425	$134,270	$74,957
Selling, general and administrative	36,244	31,163	73,451	62,828
Depreciation and amortization	63,139	43,853	120,759	86,688
Long-lived and other asset impairment	10,847	4,401	11,819	6,969
Restructuring charges	144	—	809	—
Interest expense	41,711	27,859	79,452	55,193
Transaction-related costs	6,127	1,782	10,062	1,782
Gain on sale of assets, net	(4,297)	(576)	(11,632)	(2,957)
Other (income) expense, net	(2,841)	128	(3,525)	267
Provision for income taxes	22,433	13,055	43,569	26,108
Equity in net loss of unconsolidated affiliate, net of tax	187	—	187	—
Adjusted gross margin	$237,114	$156,090	$459,221	$311,835

The following table reconciles gross margin, the most directly comparable GAAP measure, to adjusted gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Total revenues	$383,152	$270,526	$730,315	$539,014
Cost of sales, exclusive of depreciation and amortization	(146,038)	(114,436)	(271,094)	(227,179)
Depreciation and amortization	(63,139)	(43,853)	(120,759)	(86,688)
Gross margin	173,975	112,237	338,462	225,147
Depreciation and amortization	63,139	43,853	120,759	86,688
Adjusted gross margin	$237,114	$156,090	$459,221	$311,835

RESULTS OF OPERATIONS

Summary of Results

Revenue was $383.2 million and $270.5 million during the three months ended June 30, 2025 and 2024, respectively, and $730.3 million and $539.0 million during the six months ended June 30, 2025 and 2024, respectively. The increases in revenue were primarily due to increased revenue from both our contract operations business and aftermarket services business during the three and six months ended June 30, 2025. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $63.4 million and $34.4 million during the three months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by higher adjusted gross margin from both our contract operations business and aftermarket services business, higher gain on sale of assets as well as an increase in other income. These increases were partially offset by increases in depreciation and amortization, interest expense, provision for income taxes, long-lived and other asset impairment, SG&A, and transaction-related costs.

Net income was $134.3 million and $75.0 million during the six months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by higher adjusted gross margin from both our contract operations business and aftermarket services business, higher gain on sale of assets as well as an increase in other income. These increases were partially offset by increases in depreciation and amortization, interest expense, provision for income taxes, SG&A, transaction-related costs and long-lived and other asset impairment.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Contract Operations

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$318,327	$225,468	41%
Cost of sales, exclusive of depreciation and amortization	96,152	79,278	21%
Adjusted gross margin	$222,175	$146,190	52%
Adjusted gross margin percentage (1)	70%	65%	5%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $92.9 million, due primarily to the compression units acquired in the TOPS Acquisition, as well as compression units acquired in the NGCS Acquisition, higher rates and an increase in average operating horsepower.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to the compression units acquired and the addition of headcount from the TOPS Acquisition and the NGCS Acquisition, including a $11.2 million increase in employee compensation, a $6.6 million increase in direct costs to service our compression fleet and a $0.5 million increase in lube oil expenses, due primarily to an increase in consumption, which was partially offset by lower prices. These increases were partially offset by a decrease of $0.5 million in startup expenses resulting from average horsepower utilization for the fleet at record levels, as well as fewer unit stops.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$64,825	$45,058	44%
Cost of sales, exclusive of depreciation and amortization	49,886	35,158	42%
Adjusted gross margin	$14,939	$9,900	51%
Adjusted gross margin percentage (1)	23%	22%	1%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business increased primarily due to higher parts sales, including the non-recurring sale of overhauled engines, increased service activity driven by higher customer demand, and an increase in maintenance service contracts.

The increase in adjusted gross margin and adjusted gross margin percentage were mainly driven by increased revenue which exceeded the increase in cost of sales, exclusive of depreciation and amortization, due to differences in the scope, timing and type of services performed.

Costs and Expenses

	Three Months Ended
	June 30,
(in thousands)	2025	2024
Selling, general and administrative	$36,244	$31,163
Depreciation and amortization	63,139	43,853
Long-lived and other asset impairment	10,847	4,401
Restructuring charges	144	—
Interest expense	41,711	27,859
Transaction-related costs	6,127	1,782
Gain on sale of assets, net	(4,297)	(576)
Other (income) expense, net	(2,841)	128

Selling, general and administrative. The increase in SG&A was primarily driven by a $2.2 million increase in employee compensation and benefits expense, a $1.5 million increase in professional and consulting fees, a $0.5 million increase in information technology expenses and a $0.4 million increase in sales commission.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to fixed assets additions, including depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition and the NCGS Acquisition. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives.

Long-lived and other asset impairment. The increase in long-lived and other asset impairment was primarily due to assets remeasured at estimated fair value less costs to sell on a nonrecurring basis related to assets held for sale. The increase was partially offset by a decrease in compression fleet impairment.

Compression Fleet

We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the three months ended June 30, 2025 and 2024, we recognized $2.1 million and $4.4 million, respectively, of impairment charges to write down these compressors to their fair value. The decrease in impairment charges on compressors was primarily due to an increase in customer demand and as a result, higher utilization of our equipment. See Note 11 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	June 30,
(dollars in thousands)	2025	2024
Idle compressors retired from the active fleet	30	40
Horsepower of idle compressors retired from the active fleet	12,000	32,000
Impairment recorded on idle compressors retired from the active fleet	$2,110	$4,401

Assets Held For Sale

In connection with the classification of the disposal group as assets held for sale as of June 30, 2025, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell and recorded a write-down of $8.7 million during the three months ended June 30, 2025, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations. See Note 18 (“Assets Held for Sale”) for further details.

Restructuring charges. Restructuring charges of $0.1 million during the three months ended June 30, 2025 consisted of property disposal costs related to our property restructuring activities. See Note 12 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The increase in interest expense was primarily due to a higher average outstanding balance of long-term debt primarily due to the 2032 Notes offering and borrowings under our Credit Facility to fund cash consideration of the TOPS Acquisition and the NGCS Acquisition.

Transaction-related costs. We incurred $4.7 million of professional fees and other costs related to the NGCS Acquisition during the three months ended June 30, 2025, and we incurred $1.4 million and $1.8 million of compensation and other costs related to the TOPS Acquisition during the three months ended June 30, 2025 and 2024, respectively. See Note 3 (“Business Transactions”) for further details on transaction-related costs for the NGCS Acquisition and the TOPS Acquisition.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to gains of $3.6 million on compression asset sales during the three months ended June 30, 2025, compared to gains of $0.3 million on compression asset sales during the three months ended June 30, 2024.

Other (income) expense, net. The change in other (income) expense, net was primarily due to an increase in proceeds from insurance and other settlements.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended June 30, 2025 compared with the three months ended June 30, 2024.

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Provision for income taxes	$22,433	$13,055	72%
Effective tax rate	26%	27%	(1)%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Contract Operations

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$618,724	$448,519	38%
Cost of sales, exclusive of depreciation and amortization	185,951	157,021	18%
Adjusted gross margin	$432,773	$291,498	48%
Adjusted gross margin percentage (1)	70%	65%	5%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $170.2 million, due primarily to the compression units acquired in the TOPS Acquisition, as well as compression units acquired in the NGCS Acquisition, higher rates and an increase in average operating horsepower.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to the compression units acquired and the addition of headcount from the TOPS Acquisition and the NGCS Acquisition, including a $20.4 million increase in employee compensation and a $9.9 million increase in direct costs to service our compression fleet. These increases were partially offset by a decrease of $1.0 million in startup expenses resulting from average horsepower utilization for the fleet at record levels, as well as fewer unit stops.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$111,591	$90,495	23%
Cost of sales, exclusive of depreciation and amortization	85,143	70,158	21%
Adjusted gross margin	$26,448	$20,337	30%
Adjusted gross margin percentage (1)	24%	22%	2%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business increased primarily due to higher parts sales, including the non-recurring sale of overhauled engines, increased service activity driven by higher customer demand, and an increase in maintenance service contracts.

The increase in adjusted gross margin and adjusted gross margin percentage were mainly driven by increased revenue which exceeded the increase in cost of sales, exclusive of depreciation and amortization, due to differences in the scope, timing and type of services performed.

Costs and Expenses

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Selling, general and administrative	$73,451	$62,828
Depreciation and amortization	120,759	86,688
Long-lived and other asset impairment	11,819	6,969
Restructuring charges	809	—
Interest expense	79,452	55,193
Transaction-related costs	10,062	1,782
Gain on sale of assets, net	(11,632)	(2,957)
Other (income) expense, net	(3,525)	267

Selling, general and administrative. The increase in SG&A was primarily driven by a $5.0 million increase in employee compensation and benefits expense, a $4.0 million increase in professional fees and legal expenses, a $0.8 million increase in information technology expenses, a $0.5 million increase in insurance expenses and a $0.5 million increase in sales commission.

Depreciation and amortization The increase in depreciation and amortization was primarily due to fixed assets additions, including depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition and the NCGS Acquisition. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives.

Long-lived and other asset impairment. The increase in long-lived and other asset impairment was primarily due to assets remeasured at estimated fair value less costs to sell on a nonrecurring basis related to assets held for sale. The increase was partially offset by a decrease in compression fleet impairment.

Compression Fleet

We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. During the six months ended June 30, 2025 and 2024, we recognized $3.1 million and $7.0 million, respectively, of impairment charges to write down these compressors to their fair value. The decrease in impairment charges on compressors was primarily due to an increase in customer demand and as a result, higher utilization of our equipment. See Note 11 (“Long-Lived Asset and Other Impairments”) for further details on these impairment charges. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
Idle compressors retired from the active fleet	50	65
Horsepower of idle compressors retired from the active fleet	17,000	46,000
Impairment recorded on idle compressors retired from the active fleet	$3,082	$6,969

Assets Held For Sale

In connection with the classification of the disposal group as assets held for sale as of June 30, 2025, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell and recorded a write-down of $8.7 million during the six months ended June 30, 2025, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations. See Note 18 (“Assets Held for Sale”) for further details.

Restructuring charges. Restructuring charges of $0.8 million during the six months ended June 30, 2025 consisted of severance and property disposal costs related to our property restructuring activities. See Note 12 (“Restructuring Charges”) for further details on these restructuring charges.

Interest expense. The increase in interest expense was primarily due to a higher average outstanding balance of long-term debt primarily due to the 2032 Notes offering and borrowings under our Credit Facility to fund cash consideration of the TOPS Acquisition and the NGCS Acquisition.

Transaction-related costs. We incurred $7.6 million of professional fees and other costs related to the NGCS Acquisition during the six months ended June 30, 2025, and we incurred $2.5 million and $1.8 million of compensation and other costs related to the TOPS Acquisition during the six months ended June 30, 2025 and 2024, respectively. See Note 3 (“Business Transactions”) for further details on transaction-related costs for the NGCS Acquisition and the TOPS Acquisition.

Gain on sale of assets, net. The increase in gain on sale of assets was primarily due to gains of $10.7 million on compression asset sales during the six months ended June 30, 2025, compared to gains of $2.5 million on compression asset sales during the six months ended June 30, 2024.

Other (income) expense, net. The change in other (income) expense, net was primarily due to an increase in proceeds from insurance and other settlements.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the six months ended June 30, 2025 compared with the six months ended June 30, 2024.

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Provision for income taxes	$43,569	$26,108	67%
Effective tax rate	24%	26%	(2)%

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

Growth capital expenditures were $206.7 million and $139.7 million for the six months ended June 30, 2025 and 2024, respectively.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $55.2 million and $44.9 million during the six months ended June 30, 2025 and 2024, respectively. The increase in maintenance capital expenditures was primarily due to an increase in scheduled and unscheduled maintenance activities due to maintenance cycle requirements and the addition of the compression units acquired in the TOPS Acquisition, partially offset by lower make–ready investment.

Projected Capital Expenditures. We currently plan to spend approximately $485 million to $520 million on capital expenditures during 2025, primarily consisting of approximately $340 million to $360 million for growth capital expenditures and approximately $110 million to $120 million for maintenance capital expenditures.

Dividends

On July 24, 2025, our Board of Directors declared a quarterly dividend of $0.21 per share of common stock to be paid on August 12, 2025 to stockholders of record at the close of business on August 5, 2025. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Sources of Cash

Credit Facility

On May 16, 2025, we amended our Amended and Restated Credit Agreement to increase the borrowing capacity of the Credit Facility from $1.1 billion to $1.5 billion and to provide for the ability for the borrowers to request additional increases in the aggregate commitments under the Credit Facility to a total amount not to exceed $2.3 billion (with any increase being at the discretion of the lenders and subject to the satisfaction of certain conditions set forth in the Amended and Restated Credit Agreement).

During the six months ended June 30, 2025 and 2024, our Credit Facility had an average debt balance of $589.9 million and $287.0 million, respectively. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 6.7% and 6.8% at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, there were $3.0 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.1%.

As of June 30, 2025, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of June 30, 2025.

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

July 2024 Equity Offering

On July 24, 2024, Archrock sold, pursuant to a public underwriting offering, approximately 12.7 million shares, including approximately 1.7 million shares pursuant to an over-allotment option. Archrock received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. See Note 9 (“Stockholders’ Equity”) for further details.

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$243,099	$208,353
Investing activities	(541,697)	(173,488)
Financing activities	300,039	(35,284)
Net increase (decrease) in cash and cash equivalents	$1,441	$(419)

Operating Activities

The increase in net cash provided by operating activities was primarily due to an overall increase in levels of activity, including the impact from the NGCS Acquisition and the TOPS Acquisition, which resulted in increases in accounts receivable and inventory, as well as higher adjusted gross margin from both our contract operations business and aftermarket services business, partially offset by an increase in accounts payable.

Investing Activities

The increase in net cash used in investing activities was primarily due to $298.5 million of cash consideration paid in the NGCS Acquisition and a $88.6 million increase in capital expenditures, partially offset by a $13.9 million increase in proceeds from the sale of property, plant and equipment.

Financing Activities

The change to cash provided by financing activities for the six months ended June 30, 2025 from cash used in financing activities for the six months ended June 30, 2024 was primarily due to a $390.3 million increase in net borrowings of long-term debt, partially offset by a $27.8 million increase in common stock purchased under the Share Repurchase Program, a $16.0 million increase in dividends paid to stockholders and a $8.5 million increase in taxes paid related to net share settlement of equity awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility.

As of June 30, 2025, we had $822.3 million of variable interest rate indebtedness outstanding at a weighted average interest rate of 6.7%.

A 1% increase or decrease in the effective interest rate on our Credit Facility’s outstanding balance at June 30, 2025 would have resulted in an annual increase or decrease in our interest expense of $8.2 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

Other than the following items, there have been no material changes or updates to the risk factors previously disclosed in our 2024 Form 10-K.

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

The market price of our common stock may decline as a result of the NGCS Acquisition if, among other things, the integration of the properties acquired in the NGCS Acquisition is unsuccessful or transaction costs related to the NGCS Acquisition are greater than expected. The market price of our common stock may decline if we do not achieve the perceived benefits of the NGCS Acquisition as rapidly or to the extent anticipated by us or by securities market participants or if the effect of NGCS Acquisition on our business, results of operations or financial condition or prospects is not consistent with our expectations or those of securities market participants.

Any acquisitions we complete, including the NGCS Acquisition, are subject to substantial risks that could reduce our ability to make distributions to our common stockholders.

Even if we do make acquisitions that we believe will increase the amount of cash available for distribution to our common stockholders, these acquisitions, including the NGCS Acquisition, may nevertheless result in a decrease in the amount of cash available for distribution to our common stockholders. Any acquisition, including the NGCS Acquisition, involves potential risks, including, among other things:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes shares repurchased and shares withheld during the three months ended June 30, 2025:

				Maximum number (or
			Total number of	approximate dollar
		Average	shares repurchased	value) of shares
		price	as part of publicly	that may yet be
	Total number	paid per	announced plans	purchased under the
(dollars in thousands, except per share amounts)	of shares purchased(1)	share(2)	or programs(3)	plans or programs
April 1, 2025 — April 30, 2025	918,057	$23.17	918,057	$66,397
May 1, 2025 — May 31, 2025	144,048	24.20	143,447	62,925
June 1, 2025 — June 30, 2025	165,450	24.63	165,450	58,850
Total	1,227,555	$23.49	1,226,954
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the Share Repurchase Program during the period. See Note 9 (“Stockholders’ Equity”) for further details.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.
(3)	Our Board of Directors authorized a share repurchase program in April 2023 that allowed us to repurchase and retire up to $50.0 million of outstanding common stock over a 12-month period. An extension of the Share Repurchase Program was approved by our Board of Directors in April 2024 for an additional 24-month period and replenished the amount of shares authorized for repurchase, resulting in available capacity of $50.0 million at that time. In April 2025, our Board of Directors approved an increase in the Share Repurchase Program by an additional $50.0 million through April 27, 2026. See Note 9 (“Stockholders’ Equity”) for further details regarding the Share Repurchase Program and share repurchase activity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1

Registration Rights and Lock-Up Agreement, dated as of May 1, 2025, by and between Archrock, Inc. and NGCSE Holdings, LLC (incorporated by reference to Exhibit 10.1 to Archrock, Inc.’s Current Report on Form 8-K filed on May 1, 2025

10.2

Second Amendment to Amended and Restated Credit Agreement, dated as of May 16, 2025, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Archrock, Inc.’s Current Report on Form 8-K filed on May 16, 2025)

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

August 5, 2025