Form 10-Q
period 2025-09-30
Archrock, Inc.
filed 2025-10-29
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

(281) 836-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	AROC	New York Stock Exchange
NYSE Texas

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

Number of shares of the common stock of the registrant outstanding as of October 22, 2025: 175,369,642 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2020 Plan	2020 Stock Incentive Plan
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2027 Notes	$500.0 million of 6.875% senior notes due April 2027
2027 Notes Redemption	$300.0 million redemption
2027 Notes Tender Offer	$200.0 million partial redemption
2028 Notes	$800.0 million of 6.25% senior notes due April 2028
2032 Notes	$700.0 million of 6.625% senior notes due September 2032
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly owned subsidiaries
Archrock ELT	Archrock ELT LLC, an indirect, wholly owned subsidiary of Archrock
ASU	Accounting Standards Update
CODM	Chief operating decision maker
ColdStream	ColdStream Energy Holdings, LLC
Credit Facility	$1.5 billion asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement, as amended
ECOTEC	Ecotec International Holdings, LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FGC Holdco	FGC Holdco LLC, a subsidiary of ColdStream
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
First Amendment to the Amended and Restated Credit Agreement	First Amendment to the Amended and Restated Credit Agreement, dated August 28, 2024, which amended the Amended and Restated Credit Agreement
Flowco	Flowco Holdings Inc.
Flowco Disposition

Transaction completed on August 1, 2025 pursuant to the asset purchase agreement, dated as of July 1, 2025, whereby Archrock sold certain contract operations customer service agreements, compressors, and other assets to Flowco

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,083	$4,420
Accounts receivable, net of allowance of $681 and $414, respectively	179,888	132,478
Inventory	112,112	89,686
Tax refund receivable	12,388	—
Other current assets	11,372	6,538
Total current assets	319,843	233,122
Property, plant and equipment, net	3,699,032	3,323,830
Operating lease right-of-use assets	15,307	15,365
Goodwill	124,018	52,155
Intangible assets, net	147,923	98,271
Contract costs, net	39,453	37,764
Deferred tax assets	1,932	2,975
Other assets	51,942	52,855
Non-current assets of discontinued operations	7,868	7,868
Total assets	$4,407,318	$3,824,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$57,747	$57,567
Accrued liabilities	138,641	124,105
Deferred revenue	9,089	6,932
Total current liabilities	205,477	188,604
Long-term debt	2,559,944	2,198,376
Operating lease liabilities	11,772	12,415
Deferred tax liabilities	167,669	62,505
Other liabilities	32,309	30,906
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	2,985,039	2,500,674

Commitments and contingencies (Note 8)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 184,707,509 and 185,350,510 shares issued, respectively	1,847	1,854
Additional paid-in capital	3,871,699	3,880,936
Accumulated deficit	(2,337,282)	(2,438,074)
Treasury stock: 9,225,181 and 10,182,985 common shares, at cost, respectively	(113,985)	(121,185)
Total equity	1,422,279	1,323,531
Total liabilities and equity	$4,407,318	$3,824,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Contract operations	$326,269	$245,420	$944,993	$693,939
Aftermarket services	56,161	46,741	167,752	137,236
Total revenue	382,430	292,161	1,112,745	831,175
Cost of sales, exclusive of depreciation and amortization
Contract operations	86,710	79,810	272,661	236,831
Aftermarket services	43,115	34,395	128,258	104,553
Total cost of sales, exclusive of depreciation and amortization	129,825	114,205	400,919	341,384
Selling, general and administrative	37,676	34,059	111,127	96,887
Depreciation and amortization	67,130	48,377	187,889	135,065
Long-lived and other asset impairment	4,676	2,509	16,495	9,478
Restructuring charges	688	—	1,497	—
Debt extinguishment loss	—	3,181	—	3,181
Interest expense	43,661	30,179	123,113	85,372
Transaction-related costs	1,767	9,220	11,829	11,002
Gain on sale of assets, net	(3,835)	(2,218)	(15,467)	(5,175)
Other expense (income), net	3,984	(304)	459	(37)
Income before income taxes	96,858	52,953	274,884	154,018
Provision for income taxes	25,425	15,437	68,994	41,545
Income before equity in net loss of unconsolidated affiliate	71,433	37,516	205,890	112,473
Equity in net loss of unconsolidated affiliate, net of tax	185	—	372	—
Net income	$71,248	$37,516	$205,518	$112,473

Basic and diluted earnings per common share	$0.40	$0.22	$1.16	$0.70

Weighted-average common shares outstanding:
Basic	174,619	165,847	174,549	158,205
Diluted	174,913	166,173	174,855	158,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at June 30, 2024	$1,658	165,793,798	$3,478,597	$(2,476,793)	$(108,966)	(9,493,262)	$894,496
Shares repurchased	—	—	—	—	(12,107)	(649,854)	(12,107)
Shares withheld related to net settlement of equity awards	—	—	—	—	(106)	(5,291)	(106)
Cash dividends ($0.165 per common share)	—	—	—	(27,865)	—	—	(27,865)
Shares issued under ESPP	—	14,485	263	—	—	—	263
Stock-based compensation, net of forfeitures	—	1,853	3,738	—	—	(9,735)	3,738
Net proceeds from issuance of common stock	127	12,650,000	255,620	—	—	—	255,747
Shares issued for TOPS Acquisition	69	6,873,650	138,985	—	—	—	139,054
Net income	—	—	—	37,516	—	—	37,516
Balance at September 30, 2024	$1,854	185,333,786	$3,877,203	$(2,467,142)	$(121,179)	(10,158,142)	$1,290,736

Balance at June 30, 2025	$1,858	185,783,778	$3,892,168	$(2,371,609)	$(113,977)	(9,216,485)	$1,408,440
Shares repurchased	—	—	—	—	(25,371)	(1,094,516)	(25,371)
Shares retired	(11)	(1,094,516)	(25,360)	—	25,371	1,094,516	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(8)	(301)	(8)
Cash dividends ($0.210 per common share)	—	—	—	(36,921)	—	—	(36,921)
Shares issued under ESPP	—	18,247	403	—	—	—	403
Stock-based compensation, net of forfeitures	—	—	4,488	—	—	(8,395)	4,488
Net income	—	—	—	71,248	—	—	71,248
Balance at September 30, 2025	$1,847	184,707,509	$3,871,699	$(2,337,282)	$(113,985)	(9,225,181)	$1,422,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$(101,274)	(9,020,454)	$871,021
Shares repurchased	—	—	—	—	(13,337)	(732,826)	(13,337)
Shares withheld related to net settlement of equity awards	—	—	—	—	(6,568)	(391,868)	(6,568)
Cash dividends ($0.495 per common share)	—	—	—	(79,684)	—	—	(79,684)
Shares issued under ESPP	—	49,602	815	—	—	—	815
Stock-based compensation, net of forfeitures	8	776,133	11,207	—	—	(12,994)	11,215
Net proceeds from issuance of common stock	127	12,650,000	255,620	—	—	—	255,747
Shares issued for TOPS Acquisition	69	6,873,650	138,985	—	—	—	139,054
Net income	—	—	—	112,473	—	—	112,473
Balance at September 30, 2024	$1,854	185,333,786	$3,877,203	$(2,467,142)	$(121,179)	(10,158,142)	$1,290,736

Balance at December 31, 2024	$1,854	185,350,510	$3,880,936	$(2,438,074)	$(121,185)	(10,182,985)	$1,323,531
Shares repurchased	—	—	—	—	(54,416)	(2,330,631)	(54,416)
Shares retired	(38)	(3,813,831)	(76,574)	—	76,612	3,813,831	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(14,996)	(505,269)	(14,996)
Cash dividends ($0.590 per common share)	—	—	—	(104,726)	—	—	(104,726)
Shares issued under ESPP	—	52,266	1,169	—	—	—	1,169
Stock-based compensation, net of forfeitures	8	805,050	12,592	—	—	(20,127)	12,600
Time-based cash or equity settled units settled as equity	1	62,500	1,755	—	—	—	1,756
Contribution to Enerflex	—	—	(1,123)	—	—	—	(1,123)
Shares issued for NGCS Acquisition	22	2,251,014	52,944	—	—	—	52,966
Net income	—	—	—	205,518	—	—	205,518
Balance at September 30, 2025	$1,847	184,707,509	$3,871,699	$(2,337,282)	$(113,985)	(9,225,181)	$1,422,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$205,518	$112,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,889	135,065
Long-lived and other asset impairment	16,495	9,478
Non-cash restructuring charges	251	—
Equity in net loss of unconsolidated affiliate	483	—
Inventory write-downs	792	568
Amortization of operating lease right-of-use assets	3,469	2,789
Amortization of deferred financing costs	4,772	3,575
Amortization of debt premium	(1,504)	(1,504)
Amortization of capitalized implementation costs	2,431	2,259
Debt extinguishment loss	—	3,181
Stock-based compensation expense	14,356	11,215
Provision for credit losses	524	95
Gain on sale of assets, net	(15,467)	(5,175)
Deferred income tax provision	67,350	40,483
Amortization of contract costs	17,053	17,771
Deferred revenue recognized in earnings	(14,596)	(9,707)
Changes in operating assets and liabilities:
Accounts receivable, net	(46,064)	(4,883)
Inventory	(11,823)	3,449
Other assets	(18,391)	(3,303)
Contract costs	(19,046)	(15,970)
Accounts payable and other liabilities	(4,600)	(7,126)
Deferred revenue	17,700	10,598
Other	37	(78)
Net cash provided by operating activities	407,629	305,253

Cash flows from investing activities:
Capital expenditures	(414,667)	(261,044)
Proceeds from sale of business	71,000	—
Proceeds from sale of property, equipment and other assets	42,556	24,204
Proceeds from insurance and other settlements	3,811	45
Cash paid in TOPS Acquisition, net of cash acquired	—	(866,568)
Cash paid in NGCS Acquisition, net of cash acquired	(294,613)	—
Investments in unconsolidated affiliates	(471)	(1,307)
Net cash used in investing activities	(592,384)	(1,104,670)

Cash flows from financing activities:
Borrowings of long-term debt	1,495,701	1,133,425
Repayments of long-term debt	(1,135,301)	(974,275)
Proceeds from 2032 Notes offering	—	700,000
Partial repayment of 2027 Notes	—	(201,987)
Payments of debt issuance costs	(1,890)	(12,308)
Dividends paid to stockholders	(104,726)	(79,684)
Repurchases of common stock	(54,416)	(13,337)
Taxes paid related to net share settlement of equity awards	(14,996)	(6,568)
Net proceeds from issuance of common stock	—	255,747
Proceeds from stock issued under ESPP	1,169	815
Contribution to Enerflex	(1,123)	—
Net cash provided by financing activities	184,418	801,828
Net (decrease) increase in cash and cash equivalents	(337)	2,411
Cash and cash equivalents, beginning of period	4,420	1,338
Cash and cash equivalents, end of period	$4,083	$3,749

Supplemental disclosure of non-cash investing transactions:
Issuance of Archrock common stock pursuant to TOPS Acquisition	$—	$139,054
Issuance of Archrock common stock pursuant to NGCS Acquisition	$52,966	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to this Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2024 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Accounting Standards Updates Not Yet Implemented

Accounting for Internal-Use Software Costs

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to clarify and modernize the accounting for costs related to internal-use software. ASU 2025-06 removes all references to software project development stages in Subtopic 350-40 and clarifies cost capitalization may begin when (1) management has authorized and committed to funding the project and (2) it is probable the project will be completed, and the software will be used to perform its intended function and provides new examples to illustrate its application. ASU 2025-06 specifies that the property, plant and equipment disclosure requirements apply to capitalized software costs accounted for under Subtopic 350-40, regardless of how those costs are presented in the financial statements. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends Topic 326 to provide for a practical expedient for all entities and an accounting policy election for entities other than public business entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASU 2016-10, Revenue from Contracts with Customers (Topic 606). All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Entities should apply the new guidance prospectively. We are currently evaluating the potential impact of electing the practical expedient and do not expect it to have a material impact on our condensed consolidated financial statements.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

3. Business Transactions

Flowco Disposition

On August 1, 2025, we completed the sale of certain contract operations customer agreements and approximately 155 compressors, comprising approximately 47,000 horsepower, used to provide compression services under those agreements along with other supporting assets. Goodwill, customer-related intangible assets and deferred revenue were allocated based on a ratio of the horsepower sold relative to the total horsepower of the asset group. The disposal group was classified as held for sale as of June 30, 2025, and its carrying value was adjusted to estimated fair value less costs to sell. We recorded a write-down of $0.9 million and $9.6 million during the three and nine months ended September 30, 2025, respectively, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations.

NGCS Acquisition

On May 1, 2025, we completed the NGCS Acquisition, whereby we acquired all of the issued and outstanding equity interests in NGCS, including a fleet of approximately 326,000 operating horsepower and a 18,000 horsepower backlog of contracted new equipment, for aggregate total consideration of $349.4 million. Total consideration consisted of $296.5 million in cash, of which we paid $265.1 million to NGCSI sellers and $31.4 million to NGCSE sellers, and approximately 2.3 million shares of common stock issued to NGCSE sellers with an NGCS acquisition date fair value of $53.0 million. The cash portion of the purchase price was funded with borrowings under the Credit Facility. In accordance with the terms of the Merger Agreement, customary post-closing adjustments were made during the third quarter of 2025, resulting in a reduction to the purchase price of approximately $2.0 million.

The NGCS Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the NGCS acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations. Our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, identifiable intangible assets, deferred tax liabilities, tax contingencies and goodwill. This could impact future depreciation and amortization as well as income tax expense. The final valuation of net assets acquired is expected to be completed as soon as practicable, but no later than one year from the NGCS acquisition date.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the NGCS acquisition date:

(in thousands)	NGCSI	NGCSE	NGCS
Cash	$1,671	$188	$1,859
Accounts receivable	4,960	47	5,007
Inventory	11,385	—	11,385
Other current assets	143	—	143
Property, plant and equipment	200,637	40,460	241,097
Operating lease right of use asset	138	—	138
Goodwill	50,348	22,063	72,411
Intangible assets	33,320	31,210	64,530
Other assets	385	—	385
Accounts payable, trade	(2,700)	(49)	(2,749)
Accrued liabilities	(1,751)	(225)	(1,976)
Operating lease liabilities	(138)	—	(138)
Deferred tax liabilities	(32,845)	(9,346)	(42,191)
Other liabilities	(463)	—	(463)
Purchase price	$265,090	$84,348	$349,438

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Tax Contingency and Indemnification

We recorded a non-income tax-based contingency of $0.5 million and a corresponding indemnification asset of $0.5 million based on facts existing on the NGCS acquisition date. The non-income tax-based contingency arose from pre-acquisition activity at NGCS. As part of the NGCS Acquisition, the sellers agreed to indemnify us for certain non-income tax and environmental contingencies up to $11.4 million as of the NGCS acquisition date. Dependent upon facts and circumstances, the sellers’ indemnification obligation may be reduced over a period of four years from the NGCS acquisition date but may also be extended until the resolution of claims timely submitted to the sellers.

Results of Operations

The results of operations attributable to the NGCS Acquisition have been included in our condensed consolidated financial statements as part of our contract operations segment since the NGCS acquisition date. Revenue attributable to the assets acquired from the NGCS acquisition date through September 30, 2025 was $33.0 million. We are unable to provide earnings attributable to the assets acquired and liabilities assumed since the NGCS acquisition date, as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Transaction-Related Costs

The following table presents transaction-related costs incurred in connection with the NGCS Acquisition by cost type:

	Three months ended	Nine months ended
(in thousands)	September 30, 2025	September 30, 2025
Professional fees (1)	$144	$6,646
Compensation-related costs (2)	867	1,579
Other costs	92	455
Total transaction-related costs	$1,103	$8,680
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to NGCSI employee retention and severance associated with the NGCS Acquisition. Payments are due and payable at various times up to and including the one-year anniversary of the NGCS Acquisition.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2025 and 2024 was derived by adjusting our historical financial statements in order to give effect to the assets acquired and liabilities assumed in the NGCS Acquisition. The NGCS Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2024, and reflects the following:

●	the effects of the NGCSI employee retention and other compensation-related arrangements associated with the NGCS Acquisition;
●	the application of our accounting policies and adjusting the results of NGCS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2024;
●	the interest expense resulting from borrowings under the Credit Facility used to fund the cash portion of the purchase price;
●	the amortization of debt issuance costs associated with the Second Amendment to the Amended and Restated Credit Agreement;
●	the exclusion of $0.2 million and $7.1 million of nonrecurring financial advisory, legal, audit and other professional fees incurred related to the NGCS Acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and nine months ended September 30, 2025, respectively. The nine months ended September 30, 2024 pro forma earnings were adjusted to reflect these charges; and
●	the income tax effects of the adjustments based on the estimated blended statutory tax rate of 23%.

The unaudited pro forma financial information below combines the effects of the NGCSI Merger Agreement and the NGCSE Merger Agreement, as the Merger Agreements were negotiated as a single transaction and mutually dependent to close. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the NGCS Acquisition been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$382,430	$310,853	$1,139,021	$887,142
Net income attributable to Archrock stockholders	72,096	36,937	212,960	103,755

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Transaction-Related Costs

The following table presents transaction-related costs incurred in connection with the TOPS Acquisition by cost type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Professional fees (1)	$201	$8,762	$764	$10,544
Compensation-related costs (2)	463	363	2,385	363
Other costs	—	95	—	95
Total transaction-related costs	$664	$9,220	$3,149	$11,002
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to employee retention and other compensation-related arrangements associated with the TOPS Acquisition. Payments are due and payable at various times up to and including the two-year anniversary of the TOPS Acquisition.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2024 was derived by adjusting our historical financial statements in order to give effect to the assets acquired and liabilities assumed in the TOPS Acquisition. The TOPS Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2023, and reflects the following:

●	the effects of the employee retention and other compensation-related arrangements associated with the TOPS Acquisition;
●	the application of our accounting policies and adjusting the results of TOPS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2023;
●	the interest expense resulting from the 2032 Notes, the 2027 Notes Tender Offer, and the First Amendment to the Amended and Restated Credit Agreement;
●	the exclusion of $8.8 million and $10.5 million of nonrecurring financial advisory, legal, audit and other professional fees incurred related to the TOPS Acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively; and
●	the income tax effects of the adjustments based on the estimated blended statutory tax rate of 23%.

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the TOPS Acquisition been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2024
Revenue	$321,775	$940,244
Net income attributable to Archrock stockholders	49,494	133,164

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

4. Inventory

Inventory was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Parts and supplies	$96,696	$76,505
Work in progress	15,416	13,181
Inventory	$112,112	$89,686

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

5. Property, Plant and Equipment, Net

Property, plant and equipment, net was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Compression equipment, facilities and other fleet assets	$4,844,086	$4,392,818
Land and buildings	33,805	32,060
Transportation and shop equipment	141,410	118,413
Computer hardware and software	79,333	78,021
Other	8,938	7,411
Property, plant and equipment	5,107,572	4,628,723
Accumulated depreciation	(1,408,540)	(1,304,893)
Property, plant and equipment, net	$3,699,032	$3,323,830

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

Investment in FGC Holdco

On October 1, 2024, we, together with ColdStream, entered into a limited liability agreement with FGC Holdco, a company that designs, manufactures and sells MaCH4 NRS equipment, through distributors. As of the effective date of the agreement, FGC Holdco had initial authorized capital of 1.0 million units, with 68% of its units issued to ColdStream and 32% of its units issued to us at a cost of $0.001 per unit. Subject to certain contractual provisions, we are obligated to fund, as capital contributions, our proportionate share of FGC Holdco’s general, administrative and operational costs and expenses. During the three and nine months ended September 30, 2025, we invested $0.1 million and $0.5 million, respectively, in FGC Holdco, and as of both September 30, 2025 and December 31, 2024, the carrying value of our investment in FGC Holdco, including transaction costs of $0.2 million, was $0.2 million.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2025, we had a $0.2 million basis difference between the cost of our investment and our proportionate share of the carrying value of FGC Holdco’s underlying net assets. The basis difference is primarily attributed to intangible assets and is being amortized over the estimated 20-year useful life. Basis differences are updated as needed to reflect the impact of additional capital contributions. We recognized a loss of $0.3 million and $0.5 million related to our investment in FGC Holdco for the three and nine months ended September 30, 2025, respectively, which is included in equity in net loss of unconsolidated affiliate, net of tax, in our condensed consolidated statements of operations.

The investment is included in other assets in our condensed consolidated balance sheets. Cash contributions are included in the investing activities section of our condensed consolidated statements of cash flows. See Note 16 (“Related Party Transactions”) for further details.

Investment in Ionada

In November 2023, we agreed to serve as the lead investor in a series A preferred financing round and made an initial investment of $3.8 million in Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. Ionada has developed a post-combustion carbon capture solution to reduce carbon dioxide emissions from various small to mid-sized industrial emitters in the energy, marine and e-fuels industries, among others. We have elected the fair value measurement alternative to account for this investment. See Note 15 (“Fair Value Measurements”) for further details.

On November 19, 2024, subject to the same terms and conditions of our initial investment, we invested an additional $1.2 million and as a result, the carrying value of our investment in Ionada at both September 30, 2025 and December 31, 2024 was $5.5 million, including cumulative transaction costs of $0.5 million, and is included in other assets in our condensed consolidated balance sheets. As of both September 30, 2025 and December 31, 2024, we had a fully diluted ownership equity interest in Ionada of 12%. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments, up to $6.1 million prior to July 2026, for a fully diluted ownership interest up to 24%.

Investment in ECOTEC

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment. Changes in the fair value of this investment are recognized in other expense (income), net in our condensed consolidated statements of operations; however during the three and nine months ended September 30, 2025 and 2024, we did not recognize unrealized gains or losses related to the change in fair value of our investment. See Note 15 (“Fair Value Measurements”) for further details. As of both September 30, 2025 and December 31, 2024, our ownership interest in ECOTEC was 25%, which is included in other assets in our condensed consolidated balance sheets.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

7. Long-Term Debt

Long-term debt was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Credit Facility	$768,725	$408,325

6.625% senior notes due September 2032:
Principal outstanding	700,000	700,000
Unamortized debt issuance costs	(8,669)	(9,609)
	691,331	690,391
6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	5,014	6,519
Unamortized debt issuance costs	(4,154)	(5,401)
	800,860	801,118
6.875% senior notes due April 2027:
Principal outstanding	300,000	300,000
Unamortized debt issuance costs	(972)	(1,458)
	299,028	298,542

Long-term debt	$2,559,944	$2,198,376

2027 Notes Redemption

In October 2025, we initiated the repurchase of our 2027 Notes. The 2027 Notes are expected to be redeemed on November 17, 2025 at 100% of their $300.0 million aggregate principal amount plus accrued and unpaid interest of approximately $2.6 million with borrowings under the Credit Facility. We expect to record a debt extinguishment loss related to unamortized debt issuance costs during the fourth quarter of 2025.

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

During the three and nine months ended September 30, 2025, we incurred $0.1 million and $1.9 million in transaction costs related to the Second Amendment to the Amended and Restated Credit Agreement, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility.

The Credit Facility matures in May 2028 unless renewed or amended prior to that date. As of September 30, 2025, there were $3.0 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.2%. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 6.6% and 6.8% at September 30, 2025 and December 31, 2024, respectively. We incurred $0.5 million and $0.6 million of commitment fees on the daily unused amount of the Credit Facility during the three months ended September 30, 2025 and 2024, respectively, and $1.5 million during both the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of September 30, 2025.

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

We may, at our option, redeem all or part of the 2032 Notes at any time on or after September 1, 2027, at specified redemption prices, plus any accrued and unpaid interest. In addition, prior to September 1, 2027, we may redeem up to 40% of the 2032 Notes at specified redemption prices and make-whole premiums, plus any accrued and unpaid interest.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2025 and December 31, 2024, we had $7.4 million and $8.6 million, respectively, accrued for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our condensed consolidated financial position, but it is possible that the resolution of future audits could be material to our condensed consolidated results of operations or cash flows.

As of December 31, 2024, $0.6 million of the tax contingencies mentioned above related to audits that had advanced to the contested hearing phase, and by September 30, 2025, these audits are now closed. As of September 30, 2025, and December 31, 2024, $4.0 million and $4.3 million, respectively, of the tax contingencies mentioned above had an offsetting indemnification asset.

We settled certain sales and use tax audits for which we recorded net benefits of $9.9 million and $10.8 million during the three and nine months ended September 30, 2025, respectively, which is primarily reflected as a decrease to cost of sales, exclusive of depreciation and amortization. As of September 30, 2025, these settlements were reflected in our condensed consolidated balance sheets as a $12.4 million tax refund receivable and an offsetting $3.9 million in accrued liabilities.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Share Repurchases

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in April 2023 that allowed us to repurchase and retire up to $50.0 million of outstanding common stock over a 12-month period. An extension of the Share Repurchase Program was approved by our Board of Directors in April 2024 for an additional 24-month period and replenished the amount of shares authorized for repurchase, resulting in available capacity of $50.0 million at that time. In April 2025, our Board of Directors approved an increase in the Share Repurchase Program by an additional $50.0 million through April 27, 2026. In October 2025, our Board of Directors approved an additional increase of $100.0 million through December 31, 2026, resulting in available capacity of $130.4 million at that time.

As of September 30, 2025, available capacity under the Share Repurchase Program was $33.5 million. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time. Through September 30, 2025, we had repurchased 3,813,831 common shares at an average price of $20.09 per share for an aggregate of $76.6 million.

As of September 30, 2025, we have retired all of the shares that had been previously repurchased under the Share Repurchase Program.

Shares Withheld to Cover

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize shares repurchased and shares withheld:

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	1,094,516	$23.18	$25,371	2,330,631	$23.35	$54,416
Shares withheld related to net settlement of equity awards	301	25.00	8	505,269	29.68	14,996
Total	1,094,817	$23.18	$25,379	2,835,900	$24.48	$69,412

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	649,854	$18.63	$12,107	732,826	$18.20	$13,337
Shares withheld related to net settlement of equity awards	5,291	20.05	106	391,868	16.76	6,568
Total	655,145	$18.64	$12,213	1,124,694	$17.70	$19,905

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2025 and 2024:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2025
Q3	$0.210	$36,921
Q2	0.190	33,620
Q1	0.190	34,185

2024
Q4	$0.175	$30,690
Q3	0.165	27,865
Q2	0.165	25,819
Q1	0.165	26,000

On October 23, 2025, our Board of Directors declared a quarterly dividend of $0.21 per share of common stock to be paid on November 13, 2025 to stockholders of record at the close of business on November 4, 2025.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

10. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Contract operations:
0 ― 1,000 horsepower per unit	$107,606	$60,589	$318,508	$151,250
1,001 ― 1,500 horsepower per unit	109,494	96,160	317,450	286,517
Over 1,500 horsepower per unit	109,020	88,529	308,591	255,684
Other (1)	149	142	444	488
Total contract operations revenue (2)	326,269	245,420	944,993	693,939

Aftermarket services:
Services	35,039	27,396	94,201	78,509
OTC parts and components sales	21,122	19,029	71,679	58,411
Other	—	316	1,872	316
Total aftermarket services revenue (3)	56,161	46,741	167,752	137,236

Total revenue	$382,430	$292,161	$1,112,745	$831,175
(1) Primarily relates to fees associated with owned non-compression equipment.
(2) Includes $1.3 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $4.7 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3) Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue and other revenue is recognized at a point in time.

See Note 17 (“Segment Information”) for further details.

Performance Obligations

As of September 30, 2025, we had $870.6 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2032 as follows:

(in thousands)	2025	2026	2027	2028	2029	Thereafter (1)	Total
Remaining performance obligations	$202,777	$427,364	$155,181	$55,833	$20,547	$8,894	$870,596
(1) Performance obligations of $7.6 million, $0.7 million and $0.5 million during the years ended December 31, 2030, 2031 and 2032, respectively.

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Receivables from Contracts with Customers

As of September 30, 2025 and December 31, 2024, our receivables from contracts with customers, net of allowance for credit losses, were $170.4 million and $126.3 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

Our allowance for credit losses balance changed as follows during the nine months ended September 30, 2025:

(in thousands)
Balance at beginning of period	$414
Provision for credit losses	524
Write-offs charged against allowance	(257)
Balance at end of period	$681

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of September 30, 2025 and December 31, 2024, our contract liabilities were $13.1 million and $10.0 million, respectively, which is included in other long-term liabilities in our condensed consolidated balance sheets.

During the nine months ended September 30, 2025, we deferred revenue of $17.7 million and recognized $14.6 million as revenue. The revenue recognized during the period primarily related to freight billings and milestone billings on aftermarket services.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Idle compressors retired from the active fleet	20	15	70	80
Horsepower of idle compressors retired from the active fleet	11,000	12,000	28,000	58,000
Impairment recorded on idle compressors retired from the active fleet	$3,776	$2,509	$6,859	$9,478

See Note 15 (“Fair Value Measurements”) for further details.

Assets Held For Sale

In connection with the classification of the disposal group as assets held for sale as of June 30, 2025, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell and recorded a write-down of $0.9 million and $9.6 million during the three and nine months ended September 30, 2025, respectively, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations. See Note 3 (“Business Transactions”) for further details.

12. Restructuring Charges

During the second quarter of 2025, management approved and initiated a plan to exit certain facilities that were no longer deemed economical for our business, and during the three and nine months ended September 30, 2025, we incurred $0.7 million and $0.8 million, respectively of costs to exit these facilities. The facility closure costs incurred under the above restructuring plan were recorded to restructuring charges in our condensed consolidated statements of operations. We expect to incur additional restructuring charges of $1.0 million over the next nine months related to these restructuring activities.

During the first quarter of 2025, management approved and executed a plan to exit a facility no longer deemed economical for our business, and in the first quarter of 2025, we incurred $0.7 million of costs to exit this facility. The severance and property disposal costs incurred under this restructuring plan were recorded to restructuring charges in our condensed consolidated statements of operations. We do not expect to incur additional restructuring charges related to these restructuring activities.

The following table presents the changes to our accrued liability balance related to restructuring charges during the nine months ended September 30, 2025:

(in thousands)	Total
Balance at December 31, 2024	$—
Charges incurred	1,497
Payments	(1,246)
Balance at September 30, 2025	$251

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents restructuring charges incurred by segment during the three and nine months ended September 30, 2025:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended September 30, 2025
Facility closure	$—	$—	$688	$688
Total restructuring charges	$—	$—	$688	$688

Nine months ended September 30, 2025
Facility closure	$520	$—	$977	$1,497
Total restructuring charges	$520	$—	$977	$1,497
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three months ended	Nine months ended
(in thousands)	September 30, 2025	September 30, 2025
Facility closure
Severance costs	$—	$596
Property disposal and closure costs	688	901
Total restructuring costs	$688	$1,497

13. Income Taxes

OB3 Tax Law

The OB3 Tax Law made permanent certain key elements of the Tax Cuts and Jobs Act, including reinstating: the add-back for depreciation and amortization in the business interest expense limitation, the allowance for 100% bonus depreciation, and a full expensing option for domestic research and experimental expenditures. These certain key elements allow for acceleration of certain deductions, which could lead to lower cash tax payments in the future.  The OB3 Tax Law did not have a material impact on our condensed consolidated balance sheet as of September 30, 2025, or on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Effective Tax Rate

The year-to-date effective tax rate for the nine months ended September 30, 2025 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation offset by the benefit from equity-settled long-term incentive compensation.

Unrecognized Tax Benefits

As of September 30, 2025, we believe it is reasonably possible that $3.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to September 30, 2026 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

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

Diluted earnings per common share is computed using the weighted-average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding performance-based and time-based restricted stock units and stock to be issued pursuant to our ESPP unless their effect would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income	$71,248	$37,516	$205,518	$112,473
Less: Allocation of earnings to participating securities	(544)	(430)	(2,434)	(1,607)
Net income attributable to common stockholders	$70,704	$37,086	$203,084	$110,866

Allocation of earnings to cash or share settled restricted stock units(1)	—	(129)	1	(352)
Diluted net income attributable to common stockholders	$70,704	$36,957	$203,085	$110,514

Weighted-average common shares outstanding used in basic earnings per common share	174,619	165,847	174,549	158,205
Effect of dilutive securities:
Performance-based restricted stock units	278	325	295	306
Time-based restricted stock units	14	—	5	—
ESPP shares	2	1	6	7
Weighted-average common shares outstanding used in diluted earnings per common share	174,913	166,173	174,855	158,518

(1) Excludes the income effect of participating liability awards that permit share settlement as the effect would be anti-dilutive.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of September 30, 2025, we owned a 25% equity interest in ECOTEC in which we have elected the fair value option to account for this investment. See Note 6 (“Investments in Unconsolidated Affiliates”) for further details. There were no purchases of equity interests or unrealized changes in the fair value of our investment in ECOTEC recognized during the three and nine months ended September 30, 2025 or 2024. The fair value of our investment in ECOTEC at both September 30, 2025 and December 31, 2024 was $14.7 million.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investment in Ionada

As of September 30, 2025 and December 31, 2024, we had a fully diluted ownership equity interest in Ionada of 12%, in which we have elected the fair value measurement alternative to account for this investment. See Note 6 (“Investments in Unconsolidated Affiliates”) for further details. The carrying value of our investment in Ionada at both September 30, 2025 and December 31, 2024 was $5.5 million, which includes cumulative transaction costs of $0.5 million. There were no upward adjustments, impairments or downward adjustments to the carrying value of the investment as of September 30, 2025.

Compressors

During the nine months ended September 30, 2025, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted-average disposal period of four years. These fair value measurements are classified as Level 3.

The fair value of our impaired compression fleet was as follows:

(in thousands)	September 30, 2025	December 31, 2024
Impaired compression fleet	$622	$1,048

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs was as follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of September 30, 2025	$1 - $241 per horsepower	$53 per horsepower
As of December 31, 2024	$0 - $188 per horsepower	$46 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 22% and 25% as of September 30, 2025 and December 31, 2024, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	September 30, 2025	December 31, 2024
Carrying amount of fixed rate debt (1)	$1,791,219	$1,790,051
Fair value of fixed rate debt	1,820,000	1,796,000
(1) Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 7 (“Long-Term Debt”).

Assets held for sale

As of June 30, 2025, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell. The determination of the fair value was based on the indicative sales value of $71.0 million from Flowco pursuant to the asset purchase agreement entered into on July 1, 2025 and unobservable inputs which are categorized as Level 3 within the fair value hierarchy. See Note 3 (“Business Transactions”) for further details.

16. Related Party Transactions

ECOTEC

During the three and nine months ended September 30, 2025, we made purchases of $0.1 million and $0.4 million, respectively, from our unconsolidated affiliate ECOTEC for use in our operations.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

FGC Holdco

We are a distributer of MaCH4 NRS equipment in the U.S. market and have committed to purchase from FGC Holdco, at arm’s length, a minimum of $64.3 million of MaCH4 NRS equipment through March 31, 2026, subject to certain contractual provisions under the limited liability agreement that we, together with ColdStream, entered into with FGC Holdco on October 1, 2024.  On August 26, 2025, we amended the limited liability agreement and agreed to, among other items, cancel our remaining MaCH4 NRS purchase commitments. We incurred and paid an amendment fee of $3.6 million to FGC Holdco, which is included in other expense (income), net, in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, we made MaCH4 NRS purchases of $0.4 million and $3.5 million, respectively, from our unconsolidated affiliate FGC Holdco to sell to third parties or for use in our operations.

The carrying value of assets and liabilities recognized in our condensed consolidated balance sheets related to our variable interests in FGC Holdco and our maximum exposure to loss related to our involvement with an unconsolidated VIE were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Inventory	$7,718	$6,103
Investment in unconsolidated affiliate	179	191
Total VIE assets	7,897	6,294
Maximum exposure to loss	$7,897	$6,294

See Note 6 (“Investments in Unconsolidated Affiliates”) for further details.

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp was $9.2 million and $10.2 million during the three months ended September 30, 2025 and 2024, respectively, and $30.9 million and $30.6 million during the nine months ended September 30, 2025 and 2024, respectively.

Accounts receivable, net due from Hilcorp was $3.1 million and $3.6 million as of September 30, 2025 and December 31, 2024, respectively.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended September 30, 2025
Revenue(1)	$326,269	$56,161	$382,430
Cost of sales, exclusive of depreciation and amortization	86,710	43,115	129,825
Adjusted gross margin	239,559	13,046	252,605

Three months ended September 30, 2024
Revenue(1)	$245,420	$46,741	$292,161
Cost of sales, exclusive of depreciation and amortization	79,810	34,395	114,205
Adjusted gross margin	165,610	12,346	177,956

Nine months ended September 30, 2025
Revenue(1)	$944,993	$167,752	$1,112,745
Cost of sales, exclusive of depreciation and amortization	272,661	128,258	400,919
Adjusted gross margin	672,332	39,494	711,826

Nine months ended September 30, 2024
Revenue(1)	$693,939	$137,236	$831,175
Cost of sales, exclusive of depreciation and amortization	236,831	104,553	341,384
Adjusted gross margin	457,108	32,683	489,791
(1)	Segment revenue includes only sales to external customers.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles gross margin to adjusted gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Total revenues	$382,430	$292,161	$1,112,745	$831,175
Cost of sales, exclusive of depreciation and amortization	(129,825)	(114,205)	(400,919)	(341,384)
Depreciation and amortization	(67,130)	(48,377)	(187,889)	(135,065)
Gross margin	185,475	129,579	523,937	354,726
Depreciation and amortization	67,130	48,377	187,889	135,065
Adjusted gross margin	$252,605	$177,956	$711,826	$489,791

The following table reconciles total adjusted gross margin to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Adjusted gross margin	$252,605	$177,956	$711,826	$489,791
Less:
Selling, general and administrative	37,676	34,059	111,127	96,887
Depreciation and amortization	67,130	48,377	187,889	135,065
Long-lived and other asset impairment	4,676	2,509	16,495	9,478
Restructuring charges	688	—	1,497	—
Debt extinguishment loss	—	3,181	—	3,181
Interest expense	43,661	30,179	123,113	85,372
Transaction-related costs	1,767	9,220	11,829	11,002
Gain on sale of assets, net	(3,835)	(2,218)	(15,467)	(5,175)
Other expense (income), net	3,984	(304)	459	(37)
Income before income taxes	$96,858	$52,953	$274,884	$154,018

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

Operating Highlights

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(horsepower in thousands)	2025	2024	2025	2024
Total available horsepower (at period end)(1)	4,845	4,418	4,845	4,418
Total operating horsepower (at period end)(2)	4,651	4,179	4,651	4,179
Average operating horsepower(3)	4,647	3,757	4,454	3,668
Horsepower utilization:
Spot (at period end)	96%	95%	96%	95%
Average	96%	95%	96%	95%
(1) Defined as idle and operating horsepower. Includes new compressors completed by third-party manufacturers that have been delivered to us.
(2) Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
(3) Defined as average of period end horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue, including operating horsepower for the compressors acquired in the NGCS Acquisition beginning May 1, 2025 through September 30, 2025 and for compressors acquired in the TOPS Acquisition beginning September 1, 2024 through September 30, 2025.

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

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, long-lived and other asset impairments, restructuring charges, interest expense, transaction-related costs, gain on sale of assets, net, other expense (income), net provision for income taxes, and equity in net loss of unconsolidated affiliate, net of tax. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non–GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to adjusted gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income	$71,248	$37,516	$205,518	$112,473
Selling, general and administrative	37,676	34,059	111,127	96,887
Depreciation and amortization	67,130	48,377	187,889	135,065
Long-lived and other asset impairment	4,676	2,509	16,495	9,478
Restructuring charges	688	—	1,497	—
Debt extinguishment loss	—	3,181	—	3,181
Interest expense	43,661	30,179	123,113	85,372
Transaction-related costs	1,767	9,220	11,829	11,002
Gain on sale of assets, net	(3,835)	(2,218)	(15,467)	(5,175)
Other expense (income), net	3,984	(304)	459	(37)
Provision for income taxes	25,425	15,437	68,994	41,545
Equity in net loss of unconsolidated affiliate, net of tax	185	—	372	—
Adjusted gross margin	$252,605	$177,956	$711,826	$489,791

The following table reconciles gross margin, the most directly comparable GAAP measure, to adjusted gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Total revenues	$382,430	$292,161	$1,112,745	$831,175
Cost of sales, exclusive of depreciation and amortization	(129,825)	(114,205)	(400,919)	(341,384)
Depreciation and amortization	(67,130)	(48,377)	(187,889)	(135,065)
Gross margin	185,475	129,579	523,937	354,726
Depreciation and amortization	67,130	48,377	187,889	135,065
Adjusted gross margin	$252,605	$177,956	$711,826	$489,791

RESULTS OF OPERATIONS

Summary of Results

Revenue was $382.4 million and $292.2 million during the three months ended September 30, 2025 and 2024, respectively, and $1,112.7 million and $831.2 million during the nine months ended September 30, 2025 and 2024, respectively. The increases in revenue were primarily due to increased revenue from both our contract operations business and aftermarket services business during the three and nine months ended September 30, 2025. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $71.2 million and $37.5 million during the three months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by higher adjusted gross margin from our contract operations business and reductions in transaction-related costs and debt extinguishment loss as well as an increase in gain on sale of assets. These increases were partially offset by increases in depreciation and amortization, interest expense, provision for income taxes, other expense (income), net, SG&A and long-lived and other asset impairment.

Net income was $205.5 million and $112.5 million during the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by higher adjusted gross margin from both our contract operations business and aftermarket services business, as well as an increase in gain on sale of assets and a reduction in debt extinguishment loss. These increases were partially offset by increases in depreciation and amortization, interest expense, provision for income taxes, SG&A and long-lived and other asset impairment.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Contract Operations

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$326,269	$245,420	33%
Cost of sales, exclusive of depreciation and amortization	86,710	79,810	9%
Adjusted gross margin	$239,559	$165,610	45%
Adjusted gross margin percentage (1)	73%	67%	6%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $80.8 million, due primarily to the compression units acquired in the TOPS Acquisition and in the NGCS Acquisition, higher rates and an increase in average operating horsepower.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to an $11.6 million increase in employee compensation, including the addition of headcount from the TOPS Acquisition and the NGCS Acquisition, and a $5.6 million increase in parts expense due to compression units acquired in the TOPS Acquisition and the NGCS Acquisition as well as an increase in operating horsepower. These increases were partially offset by a net benefit of $9.9 million as a result of certain sales and use tax audit settlements.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$56,161	$46,741	20%
Cost of sales, exclusive of depreciation and amortization	43,115	34,395	25%
Adjusted gross margin	$13,046	$12,346	6%
Adjusted gross margin percentage (1)	23%	26%	(3)%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business increased primarily due to increased service activity driven by higher customer demand, an increase in maintenance service contracts and higher parts sales.

The increase in cost of sales, exclusive of depreciation and amortization, was driven by increased activity, including differences in the scope, timing and type of services performed.

Costs and Expenses

	Three Months Ended
	September 30,
(in thousands)	2025	2024
Selling, general and administrative	$37,676	$34,059
Depreciation and amortization	67,130	48,377
Long-lived and other asset impairment	4,676	2,509
Restructuring charges	688	—
Debt extinguishment loss	—	3,181
Interest expense	43,661	30,179
Transaction-related costs	1,767	9,220
Gain on sale of assets, net	(3,835)	(2,218)
Other expense (income), net	3,984	(304)

Selling, general and administrative. The increase in SG&A was primarily driven by a $2.6 million increase in employee compensation and benefits expense and a $0.5 million increase in insurance expense, partially offset by a benefit of $0.8 million recognized during the three months ended September 30, 2025 related to a change in previously recognized tax contingencies.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to fixed assets additions, including depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition and the NGCS Acquisition. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives as well as asset sales.

Long-lived and other asset impairment. The increase in long-lived and other asset impairment was primarily due to an increase of $1.3 million in compression fleet impairment as a result of fleet standardization as well as asset remeasurement of $0.9 million in connection with the Flowco Disposition. See Note 3 (“Business Transactions”) for further details.

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

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
Idle compressors retired from the active fleet	20	15
Horsepower of idle compressors retired from the active fleet	11,000	12,000
Impairment recorded on idle compressors retired from the active fleet	$3,776	$2,509

Restructuring charges. Restructuring charges of $0.7 million during the three months ended September 30, 2025 consisted of property consolidation and closure costs. See Note 12 (“Restructuring Charges”) for further details on these restructuring charges.

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

Transaction-related costs. We incurred $1.1 million of compensation costs, professional fees and other costs related to the NGCS Acquisition during the three months ended September 30, 2025, and we incurred $0.7 million and $9.2 million of compensation costs and professional fees related to the TOPS Acquisition during the three months ended September 30, 2025 and 2024, respectively. See Note 3 (“Business Transactions”) for further details on transaction-related costs for the NGCS Acquisition and the TOPS Acquisition.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to gains of $3.1 million and $0.7 million, respectively, on compression asset sales and transportation and shop equipment sales during the three months ended September 30, 2025, compared to gains of $2.6 million and $0.1 million, respectively, on compression asset sales and transportation and shop equipment sales during the three months ended September 30, 2024.

Other expense (income), net. The change to other expense during the three months ended September 30, 2025 from other income during the three months ended September 30, 2024 was primarily due to a limited liability agreement amendment fee of $3.6 million paid to FGC Holdco, see Note 16 (“Related Party Transactions”) for further details, and indemnification expense of $0.8 million related to a change in a previously recognized indemnification asset.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended September 30, 2025 compared with the three months ended September 30, 2024.

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Provision for income taxes	$25,425	$15,437	65%
Effective tax rate	26%	29%	(3)%

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Contract Operations

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$944,993	$693,939	36%
Cost of sales, exclusive of depreciation and amortization	272,661	236,831	15%
Adjusted gross margin	$672,332	$457,108	47%
Adjusted gross margin percentage (1)	71%	66%	5%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $251.1 million, due primarily to the compression units acquired in the TOPS Acquisition and in the NGCS Acquisition, higher rates and an increase in average operating horsepower.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $32.0 million increase in employee compensation, including the addition of headcount from the TOPS Acquisition and the NGCS Acquisition, and a $12.9 million increase in parts expense due to compression units acquired in the TOPS Acquisition and the NGCS Acquisition, as well as an increase in operating horsepower. These increases were partially offset by a net benefit of $10.0 million as a result of certain sales and use tax audit settlements.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$167,752	$137,236	22%
Cost of sales, exclusive of depreciation and amortization	128,258	104,553	23%
Adjusted gross margin	$39,494	$32,683	21%
Adjusted gross margin percentage (1)	24%	24%	0%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business increased primarily due to increased service activity driven by higher customer demand, an increase in maintenance service contracts and higher parts sales, including the non-recurring sale of overhauled engines.

The increase in cost of sales, exclusive of depreciation and amortization, was driven by increased activity, including differences in the scope, timing and type of services performed.

Costs and Expenses

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Selling, general and administrative	$111,127	$96,887
Depreciation and amortization	187,889	135,065
Long-lived and other asset impairment	16,495	9,478
Restructuring charges	1,497	—
Debt extinguishment loss	—	3,181
Interest expense	123,113	85,372
Transaction-related costs	11,829	11,002
Gain on sale of assets, net	(15,467)	(5,175)
Other expense (income), net	459	(37)

Selling, general and administrative. The increase in SG&A was primarily driven by a $7.5 million increase in employee compensation and benefits expense, a $4.0 million increase in professional fees, a $1.3 million increase in information technology expense, a $0.9 million increase in insurance expense and a $0.8 million increase in sales commission.  These increases were partially offset by a benefit of $0.8 million recognized during the nine months ended September 30, 2025 related to a change in previously recognized tax contingencies.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to fixed assets additions, including depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition and the NGCS Acquisition. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives as well as asset sales.

Long-lived and other asset impairment. The increase in long-lived and other asset impairment was primarily due to asset remeasurement of $9.6 million in connection with the Flowco Disposition. See Note 3 (“Business Transactions”) for further details. This increase was partially offset by a decrease of $2.6 million in compression fleet impairment due to an increase in customer demand and as a result, higher utilization of our equipment.

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

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
Idle compressors retired from the active fleet	70	80
Horsepower of idle compressors retired from the active fleet	28,000	58,000
Impairment recorded on idle compressors retired from the active fleet	$6,859	$9,478

Restructuring charges. Restructuring charges of $1.5 million during the nine months ended September 30, 2025 consisted of severance and property disposal as well as consolidation and closure costs. See Note 12 (“Restructuring Charges”) for further details on these restructuring charges.

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

Transaction-related costs. We incurred $8.7 million of professional fees, compensation and other costs related to the NGCS Acquisition during the nine months ended September 30, 2025, and we incurred $3.1 million and $11.0 million of professional fees, compensation and other costs related to the TOPS Acquisition during the nine months ended September 30, 2025 and 2024, respectively. See Note 3 (“Business Transactions”) for further details on transaction-related costs for the NGCS Acquisition and the TOPS Acquisition.

Gain on sale of assets, net. The increase in gain on sale of assets was primarily due to gains of $13.8 million and $1.5 million, respectively, on compression asset sales and transportation and shop equipment sales during the nine months ended September 30, 2025, compared to gains of $5.1 million and $0.5 million, respectively, on compression asset sales and transportation and shop equipment sales during the nine months ended September 30, 2024.

Other expense (income), net. The change to other expense during the nine months ended September 30, 2025 from other income during the nine months ended September 30, 2024, was primarily due to a limited liability agreement amendment fee of $3.6 million paid to FGC Holdco, see Note 16 (“Related Party Transactions”) for further details, and indemnification expense of $0.8 million related to a change in a previously recognized indemnification asset.  These increases to other expense were partially offset by an increase in proceeds from insurance and other settlements.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the nine months ended September 30, 2025 compared with nine months ended September 30, 2024.

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Provision for income taxes	$68,994	$41,545	66%
Effective tax rate	25%	27%	(2)%

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

Growth capital expenditures were $299.0 million and $181.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $84.8 million and $66.1 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in maintenance capital expenditures was primarily due to an increase in scheduled and unscheduled maintenance activities due to maintenance cycle requirements and the addition of the compression units acquired in the TOPS Acquisition, partially offset by lower make–ready investment.

Projected Capital Expenditures. We currently plan to spend approximately $490 million to $510 million on capital expenditures during 2025, primarily consisting of approximately $345 million to $355 million for growth capital expenditures and approximately $110 million to $115 million for maintenance capital expenditures.

Returning Capital to Stockholders

We continue to return capital to stockholders through quarterly dividends and share repurchases.  On October 23, 2025, our Board of Directors declared a quarterly dividend of $0.21 per share of common stock to be paid on November 13, 2025 to stockholders of record at the close of business on November 4, 2025.  Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.  Our Board of Directors also approved an additional increase to our Share Repurchase Program of $100.0 million through December 31, 2026, resulting in available capacity of $130.4 million at that time.  The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion.

2027 Notes Redemption

In October 2025, we initiated the repurchase of our 2027 Notes. The 2027 Notes are expected to be redeemed on November 17, 2025 at 100% of their $300.0 million aggregate principal amount plus accrued and unpaid interest of approximately $2.6 million with borrowings under the Credit Facility. We expect to record a debt extinguishment loss related to unamortized debt issuance costs during the fourth quarter of 2025.

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

During the nine months ended September 30, 2025 and 2024, our Credit Facility had an average debt balance of $653.6 million and $268.7 million, respectively. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 6.6% and 6.8% at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, there were $3.0 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.2%.

As of September 30, 2025, we were in compliance with all covenants under our Credit Facility. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of September 30, 2025.

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

Cash Flows

Our cash flows, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized below:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$407,629	$305,253
Investing activities	(592,384)	(1,104,670)
Financing activities	184,418	801,828
Net (decrease) increase in cash and cash equivalents	$(337)	$2,411

Operating Activities

The increase in net cash provided by operating activities was primarily due to an overall increase in levels of activity, including the impact from the NGCS Acquisition and the TOPS Acquisition, which resulted in increases in accounts receivable and inventory, as well as higher adjusted gross margin from both our contract operations business and aftermarket services business, partially offset by an increase in accrued liabilities.

Investing Activities

The decrease in net cash used in investing activities was primarily due to cash paid in the TOPS acquisition of $868.7 million compared to cash paid in the NGCS Acquisition of $296.5 million, an increase of $71.0 million in proceeds from the sale of a business and an increase in $18.4 million in proceeds from the sale of property, equipment and other assets. These changes were partially offset by a $153.6 million increase in capital expenditures.

Financing Activities

The decrease in net cash provided by financing activities was primarily due to a $296.8 million decrease in net borrowings of long-term debt, a $255.7 million decrease in the issuance of common stock, a $41.1 million increase in common stock purchased under the Share Repurchase Program and a $25.0 million increase in dividends paid to stockholders. These changes were partially offset by a $10.4 million decrease in deferred financing costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility.

As of September 30, 2025, we had $768.7 million of variable interest rate indebtedness outstanding at a weighted average interest rate of 6.6%.

A 1% increase or decrease in the effective interest rate on our Credit Facility’s outstanding balance at September 30, 2025 would have resulted in an annual increase or decrease in our interest expense of $7.7 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes shares repurchased and shares withheld during the three months ended September 30, 2025:

				Maximum number (or
			Total number of	approximate dollar
		Average	shares repurchased	value) of shares
		price	as part of publicly	that may yet be
	Total number	paid per	announced plans	purchased under the
(dollars in thousands, except per share amounts)	of shares purchased(1)	share(2)	or programs(3)	plans or programs
July 1, 2025 — July 31, 2025	846,159	$23.40	845,858	$39,058
August 1, 2025 — August 31, 2025	242,858	22.40	242,858	33,617
September 1, 2025 — September 30, 2025	5,800	23.97	5,800	33,478
Total	1,094,817	$23.18	1,094,516
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the Share Repurchase Program during the period. See Note 9 (“Stockholders’ Equity”) for further details.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.
(3)	Our Board of Directors authorized a share repurchase program in April 2023 that allowed us to repurchase and retire up to $50.0 million of outstanding common stock over a 12-month period. An extension of the Share Repurchase Program was approved by our Board of Directors in April 2024 for an additional 24-month period and replenished the amount of shares authorized for repurchase, resulting in available capacity of $50.0 million at that time. In April 2025, our Board of Directors approved an increase in the Share Repurchase Program by an additional $50.0 million through April 27, 2026. In October 2025, our Board of Directors approved an additional increase of $100.0 million through December 31, 2026. See Note 9 (“Stockholders’ Equity”) for further details regarding the Share Repurchase Program and share repurchase activity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1

Composite Certificate of Incorporation of Archrock, Inc., as amended as of November 3, 2015 (incorporated by reference to Exhibit 3.3 to Archrock Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

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

October 29, 2025