Form 10-K
period 2025-12-31
Archrock, Inc.
filed 2026-02-26
CIK 1389050

four

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
NYSE Texas

Securities registered pursuant to section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2025: $4,265,752,484.

Number of shares of the common stock of the registrant outstanding as of February 18, 2026: 174,945,882 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

GLOSSARY

The following terms and abbreviations appearing in the text of this report, including the Financial Statements, have the meanings indicated below.

2020 Plan	2020 Stock Incentive Plan
Form 10–K	Annual Report on Form 10–K for the year ended December 31, 2025
2027 Notes	$500.0 million of 6.875% senior notes due April 2027
2027 Notes Redemption	$300.0 million redemption of the 2027 Notes, completed in November 2025
2027 Notes Tender Offer	$200.0 million partial redemption of the 2027 Notes, completed in August 2024
2028 Notes	$800.0 million of 6.250% senior notes due April 2028
2032 Notes	$700.0 million of 6.625% senior notes due September 2032
2034 Notes	$800.0 million of 6.000% senior notes due 2034, issued January 2026
AI	Artificial intelligence
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, and which governs the Credit Facility
AMNAX	Alerian Midstream Energy Index
AMZ	Alerian MLP Index
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly owned subsidiaries
ASU	Accounting Standards Update
Bcf/d	Billion cubic feet per day
BoLM	U.S. Department of the Interior’s Bureau of Land Management
C|CISO	Certified Chief Information Security Officer
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CISSP	Certified Information Systems Security Professional
Code	Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
ColdStream	ColdStream Energy Holdings, LLC
Congress	The United States Congress is the legislature of the federal government of the United States, composed of a lower body, the House of Representatives, and an upper body, the Senate
COP	Conference of the Parties of the United Nations Framework Convention on Climate Change
Credit Facility	$1.5 billion asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement, as amended
CWA	Clean Water Act
Debt Agreements	Credit Facility, 2027 Notes, 2028 Notes, 2032 Notes and 2034 Notes, collectively
DOE	Department of Energy
DSDP	Directors’ Stock and Deferral Plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
ECOTEC	Ecotec International Holdings, LLC
EIA	U.S. Energy Information Administration
EIA Outlook	February 2026 EIA Short Term Outlook
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Funds Effective Rate	The target interest rate depository institutions charge each other for overnight loans of funds
FGC Holdco	FGC Holdco LLC, a subsidiary of ColdStream

Financial Statements	Consolidated financial statements included in Part IV Item 15 of this Form 10–K
First Amendment to the Amended and Restated Credit Agreement	First Amendment to the Amended and Restated Credit Agreement, dated August 28, 2024, which amended the Amended and Restated Credit Agreement
Flowco	Flowco Holdings Inc.
Flowco Disposition

Transaction completed on August 1, 2025 pursuant to the asset purchase agreement, dated as of July 1, 2025, whereby Archrock sold certain contract operations customer service agreements, compressors, and other assets to Flowco

GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Interagency Working Group on the Social Cost of Greenhouse Gases	U.S. federal body that develops monetary estimates for the harm caused by emitting GHGs like carbon dioxide, methane, and nitrous oxide, used in cost-benefit analyses for regulations
Ionada	Ionada PLC
IRS	Internal Revenue Service
IT	Information Technology
July 2024 Equity Offering	Public underwriting offering whereby Archrock sold approximately 12.7 million shares of its common stock, completed in July 2024
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
MaCH4 NRS

Natural gas liquid recovery patented technology solution developed by ColdStream, capable of capturing natural gas liquids instead of burning them and simultaneously delivering lean, dry fuel gas to natural gas fired engines and equipment at compressor stations

MMb/d	Million barrels per day
NAAQS	National Ambient Air Quality Standards
National Standards

National cybersecurity standards, primarily driven by the National Institute of Standards and Technology, provide voluntary, flexible frameworks to help organizations manage risk. Core functions include govern, identify, protect, detect, respond, and recover, offering a common language for security across sectors

NGCS	Natural Gas Compression Systems, Inc. (“NGCSI”), and NGCSE, Inc. (“NGCSE”)
NGCS Acquisition

Transaction completed on May 1, 2025 (“NGCS acquisition date”) pursuant to certain definitive agreements dated as of March 10, 2025, whereby Archrock acquired all of the issued and outstanding equity interests in NGCS, referred to as “NGCSI Merger Agreement” and “NGCSE Merger Agreement” (together, “Merger Agreements”)

NOL	Net operating loss
NSPS	New Source Performance Standards
OB3 Tax Law	Public Law No. 119-21, a comprehensive tax and spending reform bill signed into law on July 4, 2025 also known as the “One Big Beautiful Bill Act” or “OBBBA”
OOOOb and OOOOc	Subpart of the NSPS commonly referred to as the EPA’s methane rule for new and existing sources
OSHA	Occupational Safety and Health Act
OTC	Over–the–counter, as related to aftermarket services parts and components
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
Pillar 2	A framework proposed by the Organization for Economic Co-operation and Development to implement a minimum global tax of 15% for companies with global revenues and profits above certain thresholds
ppb	Parts per billion
Prime Rate	Rate of interest last quoted by The Wall Street Journal as the prime rate in the U.S.
RCRA	Resource Conservation and Recovery Act
ROU	Right–of–use, as related to operating leases
S&P 500	S&P 500 Composite Stock Price Index

SAFE	Simple agreement for future equity
SEC	U.S. Securities and Exchange Commission
Second Amendment to the Amended and Restated Credit Agreement	Second Amendment to the Amended and Restated Credit Agreement, dated May 16, 2025, which amended the Amended and Restated Credit Agreement
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
Share Repurchase Program	Share repurchase program approved by our Board of Directors that allows us to repurchase outstanding common stock and retire shares repurchased for a designated amount and period of time
SOFR	Secured Overnight Financing Rate
Spin–off

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

Tax Cuts and Jobs Act	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
Third Amendment to the Amended and Restated Credit Agreement	Third Amendment to the Amended and Restated Credit Agreement, dated December 12, 2025, which amended the Amended and Restated Credit Agreement
TOPS	Total Operations and Production Services, LLC
TOPS Acquisition

Transaction completed on August 30, 2024 (“TOPS acquisition date”) pursuant to that certain purchase and sale agreement, dated as of July 22, 2024, whereby Archrock acquired all of the issued and outstanding equity interests in TOPS

UNFCCC	United Nations Framework Convention on Climate Change
U.S.	United States of America
VIE	Variable interest entity
VOC	Volatile organic compounds
WACC	Weighted average cost of capital

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements are described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10–K. These risk factors include, but are not limited to, risks related to macroeconomic conditions, including an increase in inflation and trade tensions; pandemics and other public health crises; ongoing international conflicts and tensions; risks related to our operations; competitive pressures; risks of acquisitions or mergers to reduce our ability to make distributions to our common stockholders; inability to make acquisitions on economically acceptable terms; inability to achieve the expected benefits of the NGCS Acquisition and difficulties integrating NGCS; risks related to our sustainability initiatives; uncertainty to pay dividends in the future; risks related to a substantial amount of debt and our debt agreements; inability to access the capital and credit markets or borrow on affordable terms to obtain additional capital; inability to fund purchases of additional compression equipment; vulnerability to interest rate increases and fluctuations; erosion of the financial condition of our customers; risks related to the loss of our most significant customers; uncertainty of the renewals for our contract operations service agreements; risks related to losing management or operational personnel; dependence on particular suppliers and vulnerability to product shortages and price increases; information technology and cybersecurity risks; tax-related risks; legal and regulatory risks, including climate-related and environmental, social and governance risks.

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

We operate in two business segments:

•	Contract Operations – Our contract operations business primarily includes designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers.
•	Aftermarket Services – Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment, including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

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

Compression is typically required throughout the natural gas production and transportation cycle, including at the wellhead, throughout gathering and distribution systems, into and out of processing and storage facilities and along intrastate and interstate pipelines. Our service offerings focus primarily on midstream applications, with 60% of our operating fleet being used in the gathering and processing cycle stages. The remaining 40% of our operating fleet is used in gas lift applications.

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

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources, the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas due to lower pressures and the rise in gas-to-oil ratios for maturing wells and expected increased demand for natural gas in the U.S. for power generation of AI data centers, industrial uses and exports, including liquefied natural gas exports and exports of natural gas via pipeline to Mexico.

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

During the years ended December 31, 2025, 2024 and 2023, we generated 85%, 85% and 82%, respectively, of our total revenue from contract operations.

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

All of our compressors are designed to automatically shut down if operating conditions deviate from a pre–determined range and substantially all are also equipped with telematic devices that enable us to remotely monitor the units. We maintain field service locations from which we service and overhaul our fleet. Our equipment undergoes routine and preventive maintenance in accordance with our established maintenance schedules, standards and procedures, which we update as technology changes and as our operations group develops new techniques and procedures to better service our equipment. In our experience, these maintenance practices maximize equipment life and unit availability, minimize emissions and avoidable downtime while reducing the overall maintenance expenditures over the equipment life. As of December 31, 2025, the average age of our operating fleet was 10 years.

The following table summarizes the size of our natural gas compression fleet as of December 31, 2025:

		Aggregate
	Number	Horsepower	% of
	of Units	(in thousands)	Horsepower
0 — 1,000 horsepower per unit	3,216	1,233	26%
1,001 — 1,500 horsepower per unit	1,303	1,771	37%
Over 1,500 horsepower per unit	800	1,784	37%
Total	5,319	4,788	100%

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

Term and Termination. Our customers typically contract for our contract operations services on a site–by–site basis that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which generally ranges from 12 to 36 months, or generally up to 60 months for the largest horsepower units in our fleet, contract operations services generally continue on a month–to–month basis until terminated by either party with 30 days’ advance notice.

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

Aftermarket Services Overview

Our aftermarket services business sells parts and components and provides operations, major and routine maintenance, overhaul and reconfiguration services to customers who own compression equipment. We believe that we are particularly well–qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, our aftermarket services business provides opportunities to cross–sell our contract operations services. During the years ended December 31, 2025, 2024 and 2023, we generated 15%, 15% and 18%, respectively, of our total revenue from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

Superior safety performance. We believe our collective safety performance is pivotal to the success of our business and is of primary importance to our customers. We have a strong safety culture and a proven ability to safely manage our business in a variety of commodity and economic environments. Our safety–centric culture has consistently produced industry–leading safety performance for many years, including a 2025 total recordable incident rate of 0.22.

Large horsepower. As of December 31, 2025, we have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. In addition, 74% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale wells, which are generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling, which brings multiple wells to a single well site with larger volumes of gas, (iii) increasing well lateral lengths, which increase natural gas flow through gas gathering systems, and (iv) high probability drilling programs that allow for efficient infrastructure planning.

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

Large and stable customer base. We have strong relationships with a deep base of midstream companies and natural gas and crude oil producers. Our contract operations revenue base is sourced from approximately 300 customers operating throughout all major U.S. natural gas and crude oil producing regions.

Fee–based cash flows. We charge a fixed monthly fee for our contract operations services and a reduced monthly fee during periods of limited or disrupted natural gas flows. Our compression packages, on average, operate at a customer location for approximately six years. We believe this fee structure and the longevity of our operations reduces volatility and enhances the stability and predictability of our cash flows.

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

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

Capitalize on the long–term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long–standing customer relationships and our large compression fleet will enable us to capitalize on what we believe are favorable long–term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional oil and natural gas production, decreasing natural reservoir pressures, rising gas-to-oil ratios for maturing wells and expected increased natural gas demand in the U.S. from the growth of liquefied natural gas exports, exports of natural gas via pipeline to Mexico, power generation of AI data centers and industrial uses.

Improve profitability. We utilize technology in all aspects of our business to drive operational efficiencies and enhance our value proposition to our customers. Our investments have focused on implementing cloud-based solutions to replace legacy systems, the automation of workflows, integration of digital and mobile tools for our field service technicians and expanded remote monitoring capabilities of our compression fleet. Implementing telematics and advanced data analysis across our fleet has enabled us to respond more quickly and optimally to downtime events, minimize prolonged troubleshooting, prevent unnecessary unit touches and stops, which are the primary cause of wear and tear of the equipment, and, ultimately, predict failures before they occur. We expect this will increase the number of units a field service technician can oversee and reduce vehicle miles traveled and fuel consumption, thereby also reducing emissions.

In addition, our primary focus is on large horsepower equipment as we aim to continue to capitalize on the trends that have been driving, and that we believe will continue to drive the demand for these units. As part of this strategy, we sold approximately 325,000 and 175,000 of horsepower units during the years ended December 31, 2025 and 2024, respectively. Of the units sold during the years ended December 31, 2025 and 2024, approximately 85% and 75%, respectively, were small horsepower units.

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

Oil and Natural Gas Industry Cyclicality and Volatility

Demand for our products and services is correlated to natural gas and crude oil production. Fluctuations in energy prices can affect the levels of expenditures by our customers, production volumes and ultimately, demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices for the following reasons:

•	fee–based contracts minimize our direct commodity price exposure;
•	the natural gas we use as fuel for our compression packages is supplied by our customers, further reducing our direct exposure to commodity price risk;
•	compression services are a necessary part of midstream energy infrastructure that facilitate the transportation of natural gas through gathering systems;
•	our contract operations business is tied primarily to oil and natural gas production, transportation and consumption, which are generally less cyclical in nature than exploration and new well drilling and completion activities;
•	the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas–producing basins and the increased percentage of natural gas production from unconventional sources; and
•	our compression packages operate at a customer location for an average of approximately six years, during which time our customers are generally required to pay a fixed monthly fee for our contract operations services or a reduced monthly fee during periods of limited or disrupted natural gas flows.

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

Customers

Our customer base consists primarily of companies engaged in all aspects of the oil and natural gas industry, including large integrated and independent oil and natural gas processors, gatherers and transporters. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for their compression needs. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. During the years ended December 31, 2025, 2024 and 2023, our five most significant customers collectively accounted for 35%, 35% and 33%, respectively, of our contract operations and aftermarket services revenue. During the year ended December 31, 2025, no customers accounted for more than 10% of our consolidated revenue and as of December 31, 2025, two customers accounted for approximately 30% of our consolidated trade accounts receivable, primarily related to our contract operations segment.

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

The primary U.S. federal environmental laws to which our operations are subject include the CAA and regulations thereunder, which regulate air emissions; the CWA and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the RCRA and regulations thereunder, which regulate the management and disposal of hazardous and non–hazardous solid wastes; and the CERCLA and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the OSHA and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply. We also acknowledge the potential for policy shifts that could impact our operations. In January 2025, the current administration issued a series of executive orders and memoranda signaling a shift in environmental and energy policy in the U.S., including the revocation of approximately 80 former administration-era executive orders related to public health, the environment, climate change and climate-related financial risks. The current administration also declared a “national energy emergency,” directing agencies to expedite conventional energy projects. While the extent of the current administration’s changes to the environmental regulatory landscape in the U.S. is unknown at this time, it is possible that additional changes in the future could impact our results of operation and those of our customers.

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

In March 2024, the EPA published even more stringent rules with respect to methane and VOC for new and existing sources, via NSPS Subparts OOOOb and OOOOc, with the OOOOb rules for sources constructed, modified, or reconstructed after December 6, 2022, which became effective on May 7, 2024. The OOOOc rules for existing sources give the States a two-year deadline to develop and submit to EPA plans for addressing emissions from those sources. However, EPA issued a direct interim final rule in July 2025 and a final rule in December 2025 that pushed the substantive deadlines in OOOOb and OOOOc back to January 2027. EPA has also been working on a proposed rule to roll back significant portions of the OOOOb and OOOOc, which rule proposal is in interagency review at the White House Office of Management and Budget and is expected for publication soon.

In April 2024, BoLM published a separate final rule, known as the “Waste Prevention, Production Subject to Royalties, and Resource Conservation” rule, to address methane emissions from oil and gas activities on public lands, which became effective on June 10, 2024. The rule is currently stayed pending litigation in North Dakota, Texas, Montana, Wyoming, and Utah. Among the newly adopted methane requirements that may impact our operations are broader applicability to compression equipment relative to the existing rules, increased work practices and inspection requirements and mandates for certain new zero–emissions equipment. Notably, however, in November 2025, BoLM announced that it will not enforce requirements of the rule that carried a December 10, 2025 deadline until December 10, 2026.

Both the EPA rules and the BoLM rules are subject to ongoing judicial challenges.

Meanwhile, several states — including, most notably, New Mexico and Colorado — have continued to develop their own more stringent methane rules that will or are anticipated to impose additional requirements on the industry. For example, Colorado’s Air Quality Control Commission adopted the “Midstream Rule” on December 20, 2024, to address GHG emissions from midstream oil and gas operations, including from natural gas compressor stations. Under the Midstream Rule, midstream facilities were required to begin taking steps to reduce GHG emissions from combustion fuel equipment by February 14, 2025, and are required to meet certain GHG emissions limits by the end of 2030.  The Midstream Rule is subject to ongoing judicial challenges.

We do not believe that these rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, which impact could be material.

National Ambient Air Quality Standards. In October 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75-ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non–attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. In June 2021, the EPA commenced a process for reconsidering the December 2020 decision. In August 2023, the EPA announced a new review of the ozone NAAQS and most recently released reports on December 23, 2024, related to its review. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan involving new NAAQS standards.

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

Congress and various federal and state legislative and regulatory bodies have previously considered legislation to restrict or regulate emissions of GHG. Energy legislation and other initiatives continue to be proposed that may be relevant to GHG emissions issues. For example, the SEC adopted rules in March 2024 that would have mandated extensive disclosure for certain public companies of climate-related data, risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions. The SEC quickly stayed those rules in April 2024, however, and in March 2025 voted not to defend the rules against ongoing legal challenges. Those legal challenges remain in abeyance pending an SEC decision on whether to rescind, repeal, or modify the rules but, in the meantime, the SEC climate rules remain suspended and without effect.

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

The $1 trillion legislative infrastructure package passed by Congress in November 2021 included a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative action by Congress also occurred in August 2022 with the Inflation Reduction Act, signed into law by the former administration, which provided $391 billion in funding for research and development and incentives for low-carbon energy production methods, carbon capture, and other programs directed at encouraging de-carbonization and addressing climate change. The IRA also amended the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program required the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that were already required to report under EPA’s GHG Reporting Program. In November 2024, the EPA released its final rule to implement the methane emissions fee with an effective date in January 2025, which is expected to apply to reporting year 2024 emissions. Twenty-three states have filed a lawsuit challenging the rule, and the change in U.S. presidential administration provides additional uncertainty as to the rule’s future. While the current administration issued an executive order pausing the disbursement of funds appropriated through the IRA and rolling back these environmental policies implemented during the former administration, with legislative action culminating in the One Big Beautiful Bill Act, which eliminated most of the Inflation Reduction Act’s incentives and delayed the commencement of the methane waste emissions charge on oil and gas sources by a decade to 2034. Notably, Congress eliminated EPA’s regulations in support of the waste emissions charge using the Congressional Review Act effective on March 14, 2025 and, as of September 12, 2025, EPA has proposed to suspend the GHG Reporting Program for oil and gas sources until 2034 and to eliminate such reporting for all other sources. U.S. climate leaders have vowed to continue pressing for climate progress although major new climate legislation seems unlikely in the immediate future. Such legislation, regulations, and initiatives, as well as uncertainty regarding the future success of such regulations and initiatives in reducing demand for oil and gas, could indirectly affect our business and our results of operations by reducing demand for our services.

Separately, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions. As noted above, in September 2025, EPA proposed to suspend those requirements until 2034. In 2025, we did not operate any facilities that were subject to these reporting obligations. In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for large sources of GHG emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward but is not expected to cause us to incur material costs. As noted above, the EPA has previously undertaken efforts to regulate emissions of methane, considered a GHG, in the oil and gas sector, and could develop additional, more stringent rules at some point in the future.

In an executive order issued in January 2021, the former administration asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of GHG emissions, including the “social cost of carbon,”

“social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In early 2025, however, the new administration disbanded the Working Group and withdrew all of its published guidance, ordering EPA to review whether and how to use the social cost of carbon in federal permitting and regulatory decisions and directing the agencies in the meantime to follow OMB regulatory analysis guidance from 2003 that is virtually silent on climate. The current administration also released a series of executive orders impacting the energy sector, ranging from declaring a national emergency due to the U.S.’s inadequate energy supply, infrastructure, and prices, to halting wind energy leasing and promoting fossil fuel exploration. These executive orders are already reshaping the current direction of the U.S. climate agenda and have led to rulemaking actions by EPA that are beginning to undo U.S. climate regulation, including a February 12, 2026 final rule overturning the 2009 CAA endangerment finding respecting GHGs and all federal GHG emissions standards for vehicles and engines.  At this time, we cannot determine how the current administration will continue to proceed and cannot accurately predict the ensuing impact of climate-related policy shifts on our business, financial condition, results of operations and cash flows.

At the international level, the U.S. joined the international community at the 21st COP of the UNFCCC in Paris, France, which resulted in the “Paris Agreement,” which intended for signatory countries to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. While the Paris Agreement did not impose direct requirements on emitters, national plans to meet its pledge resulted in new regulatory requirements. After withdrawing from the Paris Agreement in November 2020, the U.S. re-entered the Paris Agreement in April 2021 along with a new “nationally determined contribution” that the U.S. would achieve GHG emissions reductions of at least 50% relative to 2005 levels by 2030. In November 2021, at COP26 in Glasgow, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” by which signatory countries aim to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The December 2023 COP28 meeting in Dubai reaffirmed commitments to the Paris Agreement and concluded that the world should move away from fossil fuel energy in a just, orderly, and equitable manner and aim to achieve net zero GHG emissions by 2050, while recognizing a transitional role for fossil fuels. In November 2024, at COP29 in Azerbaijan, countries agreed on the final building blocks that set out how carbon markets will operate under the Paris Agreement, among other outcomes that further indicate the global push to mitigate climate change. However, the current administration issued an executive order in January 2025 that initiated the process to withdraw the U.S. from the Paris Agreement and from any commitments made under the UNFCCC.  COP30 took place in Brazil in November 2025 with no official participation or representatives attending from the U.S.  In January 2026, the U.S. officially withdrew from the Paris Agreement.  Just as we cannot fully anticipate the impact of the methane rules discussed above, we also cannot predict whether the withdrawal from or potential future re-entry into the Paris Agreement or other international pledges will result in any particular new federal regulatory requirements or whether such requirements will cause us to incur material costs. Nevertheless, several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments that contribute to meeting the goals of the Paris Agreement.

Increasingly, parties have sought to bring suit against various natural gas and oil companies alleging that the companies have been aware of the adverse effects of climate change but defrauded their investors or customers by failing to adequately disclose those impacts. Any such litigation targeting our customers could negatively impact their operations and, in turn, decrease demand for our operations, which could have an adverse impact on our financial condition.

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

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Four of our facilities have applied for and obtained industrial wastewater discharge permits and/or have sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans where petroleum storage quantities exceed certain thresholds, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. The definition of “waters of the U.S.” and, relatedly, the scope of CWA jurisdiction, have been the subject of notable rulemaking efforts and judicial challenges over several decades, which may continue. In May 2023, the U.S. Supreme Court announced a decision that sharply narrowed that definition to relatively permanent bodies of water connected to traditional navigable waters and wetlands with a continuous surface connection to other jurisdictional waters, thereby invalidating protections for many other historically regulated wetlands and waters. The EPA and the Army Corps of Engineers issued a final rule effective September 8, 2023 to implement the terms of that decision. As a result of prior litigation, that amended rule has gone into effect in only part of the country, and new legislation with respect to the amended rule is ongoing. In November 2025, EPA and the Army Corps of Engineers released a proposed rule that would again redefine “waters of the United States” to be consistent with the most recent Supreme Court decision, further clarifying and narrowing CWA jurisdiction over wetlands and other waters.

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

Human Capital

As of December 31, 2025, we employed approximately 1,350 employees in 12 states and conducted business in 41 states. None of our employees are subject to a collective bargaining agreement.

We consider our employees to be our greatest asset and believe that our success depends on our ability to attract, develop and retain our employees. We operate on a merit-based approach, and we support the hiring of employees from a range of backgrounds.

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

Learning and Talent Development

We invest significant resources to develop the talent needed to provide our industry–leading natural gas compression services. We work closely with suppliers to develop training programs for our field service technicians. Our field service technicians are supported by a dedicated training team and collectively completed over 44,000 hours of operational and technical training during 2025. Generally, new hire field employees enter a program whereby they are assigned an experienced mentor, for an average of six months, under whose direct supervision they apply their classroom learning in the real world setting.

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

Safety is a core value of our company, and safety performance is a key measure of success that has been included in our short–term incentive program for approximately 20 years. We actively promote the highest standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local and national regulations. “Stop the Job” is an adopted edict that establishes the obligation of and provides the authority to all employees to stop any task or operation where they perceive that a risk to people, the environment or assets is not properly controlled. We believe that all incidents are preventable and that through proper training, planning and hazard recognition, we can achieve a workplace with zero incidents. To this end, we created the TARGET ZERO program that includes over 90 safety and environmental procedures, and their necessary tools, equipment and training, which are designed to foster a mindset that integrates safety into every work process. Through this program, we have achieved excellent safety performance, with a total recordable incident rate of 0.22 in 2025. While no incidents are acceptable, the incidents we experienced were extremely minor in nature and resulted in no lost time. It will be our continuous goal that we achieve a rate of zero in all future periods.

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

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;
•	our Corporate Governance Principles; and
•	the charters of our audit, compensation and governance and sustainability committees.

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

Uncertainty on future inflation trends and fluctuations in interest rates have created further uncertainty for the economy and for our customers. Elevated inflation will increase our labor costs and the costs of parts, lube oil and other materials used in our operations. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables.

Additionally, trade tensions or restrictions on free trade, including the tariffs that have been imposed and proposed by the current administration, could exacerbate these effects. Any widespread imposition of new or increased tariffs and trade restrictions could increase the cost of imported materials and products, such as steel, which accordingly could increase costs of our products, disrupt our supply chain, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, increase inflationary pressures on raw materials and energy, and negatively impact our profit margins. New or increased tariffs could also negatively affect U.S. national or regional economies, which could affect the demand for our products.

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

Ongoing International Conflicts and Tensions

The conflict in Ukraine, the Israel-Hamas war, other geopolitical conflicts, and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine, and in October 2023, Israel launched a military response against Hamas in Gaza. These ongoing conflicts and other geopolitical conflicts, such as the developments in Venezuela, have caused, and could intensify, volatility in oil and natural gas prices, and the extent and duration of these military actions, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

Business and Operational Risks

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, we are substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. We are also self -insured for property damage to our offshore assets. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

We face significant competitive pressures that may cause us to lose market share and negatively affect our business, results of operations, financial condition and cash flows.

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

In addition, we could face significant competition from new entrants into the compression services business and heightened competition from consolidation of our competitors. Some of our existing competitors or new entrants may expand or fabricate new compressors that would create additional competition for the services we provide to our customers. Certain of these competitors may have greater financial, technical and marketing resources than us, and may be in a better competitive position. In addition, our customers may purchase and operate their own compression fleets in lieu of using our natural gas compression services. In recent years, consolidation in the oil and gas industry has led to combinations of our customers, who have leveraged their size and purchasing power to pursue economies of scale and pricing concessions, which could lead to decreased demand for our products and services. We also may not be able to take advantage of certain opportunities or make certain investments because of our debt levels and our other obligations. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Even if we do make acquisitions that we believe will increase the amount of cash available for distribution to our common stockholders, these acquisitions, including the NGCS Acquisition, may nevertheless result in a decrease in the amount of cash available for distribution to our common stockholders. Any acquisition, including the NGCS Acquisition, involves potential risks, including, among other things:

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
•	our inability to obtain satisfactory title to the assets we acquire; and
•	the occurrence of other significant changes, such as impairment of long-lived assets, asset devaluation or restructuring charges.

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

We may not be able to achieve the expected benefits of the NGCS Acquisition. There can be no assurance that the NGCS Acquisition will be beneficial to us. We may not be able to integrate the assets acquired in the NGCS Acquisition without increases in costs or other difficulties. The integration of a business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating our business practices and operations with the business practices and operations of NGCS. The integration process may disrupt our business and, if implemented ineffectively, would restrict the full realization of the anticipated benefits from the NGCS Acquisition. The failure to meet the challenges involved in integrating NGCS and to realize the anticipated benefits of the NGCS Acquisition could have an adverse effect on our business, results of operations, financial condition and prospects, as well as the market price of our common stock. The challenges of integrating the operations of acquired businesses include, among others:

•	difficulties with the integration of the business of NGCS and workforce following the completion of the NGCS Acquisition;
•	conditions in the oil and natural gas industry, including the level of production of, demand for or price of oil or natural gas;
•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;
•	changes in economic or political conditions, including terrorism and legislative changes;
•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;
•	the risk that counterparties will not perform their obligations under our financial instruments;
•	the financial condition of our customers;
•	our ability to timely and cost-effectively obtain components necessary to conduct our business;
•	employment and workforce factors, including our ability to hire, train and retain key employees;
•	our ability to implement certain business and financial objectives, such as:
•	winning profitable new business;
•	growing our asset base and enhancing asset utilization;

•	integrating acquired businesses;
•	generating sufficient cash;
•	accessing the capital markets at an acceptable cost;
•	liability related to the use of our services;
•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;
•	the effectiveness of our control environment, including the identification of control deficiencies; and
•	our level of indebtedness and ability to fund our business.

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

The market price of our common stock may decline as a result of the NGCS Acquisition if, among other things, the integration of the properties acquired in the NGCS Acquisition is unsuccessful or transaction costs related to the NGCS Acquisition are greater than expected. The market price of our common stock may decline if we do not achieve the perceived benefits of the NGCS Acquisition as rapidly or to the extent anticipated by us or by securities market participants or if the effect of the NGCS Acquisition on our business, results of operations or financial condition or prospects is not consistent with our expectations or those of securities market participants.

Our sustainability initiatives, including emissions reduction and our public statements and disclosures regarding the same, expose us to numerous risks.

We have developed, and we will continue to develop objectives related to sustainability matters. Statements related to these objectives are made using various underlying assumptions and reflect our current intentions, and do not constitute a guarantee that they will be achieved or achieved within the projected timeframe. Our efforts to research, establish, accomplish, and accurately report on these objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any objective is subject to numerous factors and conditions, many of which are outside of our control, including the availability of alternative energy sources in the jurisdictions in which we operate, the capacity of electrical grids to support traditional and alternative energy sources, and the broader economic and legal circumstances affecting energy and electricity locally. We cannot predict the ultimate impact of achieving our objectives, or the various implementation aspects, on our financial condition and results of operations.

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

As of December 31, 2025, we had $2.4 billion in outstanding debt obligations, net of unamortized debt premiums and unamortized deferred financing costs, outstanding under our Credit Facility and senior notes. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors.

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

As of December 31, 2025, we were in compliance with all covenants under the Debt Agreements, excluding the 2034 Notes, which were issued in January 2026 and not subject to covenant compliance as of December 31, 2025.  See Note 15 (“Long-Term Debt”) for further details.

We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.

Historically, we have financed acquisitions, operating expenditures and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent we are unable to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and any future dividends with net cash provided by operating activities and borrowings under the Credit Facility, we may require additional capital. Periods of instability in the capital and credit markets (both generally and in the oil and gas industry in particular) could limit our ability to access these markets to raise debt or equity capital on affordable terms or to obtain additional financing. Among other things, our lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all and may reduce or cease to provide funding to us. Additionally, extended lead times for newly fabricated equipment can increase near-term capital needs and create timing inconsistency between funding availability and capital expenditures.  If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.

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

Customer and Contract Risks

The erosion of the financial condition of our customers could adversely affect our business, results of operations, financial condition and cash flows.

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

Our five most significant customers collectively accounted for 35%, 35% and 33% of our revenues during the years ended December 31, 2025, 2024 and 2023, respectively. Our services are provided to these customers pursuant to contract operations service agreements, which generally have an initial term of 12 to 36 months, or generally up to 60 months for the largest horsepower units in our fleet, and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Many of our contract operations service agreements have short initial terms and are cancelable on short notice after the initial term, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such non-renewals, or renewals at reduced rates or the loss of contracts with any significant customer could adversely impact our business, results of operations, financial condition and cash flows.

The length of our contract operations service agreements with customers varies based on operating conditions and customer needs. Our initial contract terms typically are not long enough to enable us to recoup the cost of the equipment we utilize to provide contract operations services, and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our contract operations services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenue and net income and could require us to record asset impairments. Moreover, we have limited ability to increase prices during our initial contract terms. As a result, we are unable to pass increases in the prices of the equipment, materials and services we utilize to provide contract operations services, as a result of inflation, tariffs, or otherwise, onto our customers, which could result in a reduction in net income. This could have a material adverse effect upon our business, results of operations, financial condition and cash flows.

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

We depend on particular suppliers and are vulnerable to product shortages and price increases. With respect to our suppliers of newly–fabricated compression equipment specifically, we occasionally experience long lead times, and therefore may at times make purchases in anticipation of future business. If we are unable to purchase compression equipment or other integral equipment, materials and services from third-party suppliers, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Some equipment, materials and services used in our business are obtained from a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases (as a result of inflation, tariffs or otherwise), inferior quality and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we occasionally experience long lead times from our suppliers of newly–fabricated compression equipment and may at times make purchases in anticipation of future business. We do not have long–term contracts with some of these suppliers, and the partial or complete loss of certain of these suppliers could have a negative impact on our results of operations and could damage our customer relationships.

If we are unable to purchase compression equipment, in particular, on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on our business, results of operations and financial condition. Further, supply chain bottlenecks could adversely affect our ability to obtain necessary materials, parts or lube oil used in our operations or increase the costs of such items. A significant increase in the price of such equipment, materials and services, as a result of inflation, tariffs or other factors, could have a negative impact on our business, results of operations, financial condition and cash flows.

Information Technology and Cybersecurity Risks

We may not realize the intended benefits of our process and technology transformation project, which could have an adverse effect on our business, results of operations and financial condition.

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

Cyber-attacks or terrorism could affect our business, results of operations and our reputation.

We rely on our information technology systems and data for critical operations. We own and manage some of these technology systems, but also rely on the systems provided by a host of third-party service providers, vendors, and business partners. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business, such as trade secrets. We are subject to numerous and evolving cybersecurity risks and threats, including cyber-attacks, computer viruses and terrorism that threaten the confidentiality, integrity and availability of critical technology systems or information and may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Any integration of AI in our or relevant third parties’ operations, products or services is expected to pose new and/or unknown cybersecurity risks and challenges. In addition, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks.

Despite our implementation of security measures, our technology systems and data are vulnerable to material compromises, disruption and failures due to social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, hacking, viruses, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, acts of war or terrorism and other causes. Given the complexity of our technology systems, which includes operational technology deployed in the field, we are unable to comprehensively identify, patch or mitigate against all security vulnerabilities. In addition, a successful cyberattack against a critical third party could materially impact our operations and financial results, and because we cannot control the scope or effectiveness of the security measures deployed by our third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third-party technology systems can materially impact our operations and financial results. We and certain of our third-party providers have experienced cyberattacks and other incidents, and we expect such attacks and incidents to occur in the future. While to date no incidents have had any material operational or financial impact, we cannot guarantee that material incidents will not occur in the future.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly sophisticated in using techniques and tools, including generative and other AI, that circumvent security controls, evade detection and remove forensic evidence. As a result, there is no guarantee that we will detect, investigate, remediate or recover from future attacks or incidents, or avoid a material adverse impact to our systems or information. There also can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. If our information technology systems were to fail and we were unable to recover in a timely way, we may be unable to fulfill critical business functions, which could have a material adverse effect on our business, results of operations and financial condition.

The nature of our industry and assets makes us a target for terrorist activities designed to disrupt our ability to service our customers. Increased cybersecurity regulations and an escalating cyber terrorist threat environment are expected to require additional investments in security that we cannot currently predict. We are also subject to evolving cybersecurity and data privacy laws and regulations that are increasingly complex. Failure to comply with these laws and regulations could result in significant legal liability, regulatory investigations and penalties, or harm to our reputation in the marketplace. The implementation of security requirements and measures and the maintenance of insurance, to the extent available, addressing such activities could significantly increase costs. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident, such as lost business, penalties or damages, will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. These types of events could materially adversely affect our business and results of operations. In addition, these types of events could require significant management attention and resources and could adversely affect our reputation among customers and the public.

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

Our ability to use any NOLs and interest expense limitation carryovers generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5-percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent stockholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. An ownership change can occur as a result of a public offering of our common stock, as well as through secondary market purchases of our common stock and certain types of reorganization transactions. We have experienced ownership changes, which may result in an annual limitation on the use of our pre–ownership change NOLs (and certain other losses and/or credits) equal to the equity value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurred. During the year ended December 31, 2019, the IRS proposed regulations that would prevent us from using unrealized built-in gains to increase this limitation. If these regulations were finalized and we experienced an ownership change our ability to use our NOLs (and certain other losses and/or credits) may be limited. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal and state income tax liability, which would negatively impact the amount of after–tax cash available for distribution to our stockholders and our financial condition.

Legal and Regulatory Risks

From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us and require material future cash payments or charges, which could impair our financial condition, results of operations or cash flows.

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

In March 2024, the EPA published even more stringent rules with respect to methane and VOC for new and existing sources, via NSPS Subparts OOOOb and OOOOc, with the OOOOb rules for sources constructed, modified, or reconstructed after December 6, 2022, which became effective on May 7, 2024. The OOOOc rules for existing sources give the States a two-year deadline to develop and submit to EPA plans for addressing emissions from those sources. However, EPA issued a direct interim final rule in July 2025 and a final rule in December 2025 that pushed the substantive deadlines in OOOOb and OOOOc back to January 2027. EPA has also been working on a proposed rule to roll back significant portions of the OOOOb and OOOOc, which rule proposal is in interagency review at the White House Office of Management and Budget and is expected for publication soon.

In April 2024, BoLM published a separate final rule, known as the “Waste Prevention, Production Subject to Royalties, and Resource Conservation” rule, to address methane emissions from oil and gas activities on public lands, which became effective on June 10, 2024. The rule is currently stayed pending litigation in North Dakota, Texas, Montana, Wyoming, and Utah. Among the newly adopted methane requirements that may impact our operations are broader applicability to compression equipment relative to the existing rules, increased work practices and inspection requirements and mandates for certain new zero-emissions equipment. Notably, however, in November 2025, BoLM announced that it will not enforce requirements of the rule that carried a December 10, 2025 deadline until December 10, 2026.

Both the EPA rules and the BoLM rules are subject to ongoing judicial challenges.

Meanwhile, several states — including, most notably, New Mexico and Colorado — have continued to develop their own more stringent methane rules that will or are anticipated to impose additional requirements on the industry. For example, Colorado’s Air Quality Control Commission adopted the “Midstream Rule” on December 20, 2024, to address GHG emissions from midstream oil and gas operations, including from natural gas compressor stations. Under the Midstream Rule, midstream facilities were required to begin taking steps to reduce GHG emissions from combustion fuel equipment by February 14, 2025, and are required to meet certain GHG emissions limits by the end of 2030.  The Midstream Rule is subject to ongoing judicial challenges.

We do not believe that these rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, the impact of which could be material.

In October 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75-ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non–attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. In June 2021, the EPA commenced a process for reconsidering the December 2020 decision. In August 2023, the EPA announced a new review of the ozone NAAQS and most recently released reports on December 23, 2024, related to its review. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan involving new NAAQS standards.

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

Congress and various federal and state legislative and regulatory bodies have previously considered legislation to restrict or regulate emissions of GHG. Energy legislation and other initiatives continue to be proposed that may be relevant to GHG emissions issues. For example, the SEC adopted rules in March 2024 that would have mandated extensive disclosure for certain public companies of climate-related data, risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions. The SEC stayed those rules in April 2024, however, and in March 2025 voted not to defend the rules against ongoing legal challenges. Those legal challenges remain in abeyance pending an SEC decision on whether to rescind, repeal, or modify the rules but, in the meantime, the SEC climate rules remain suspended and without effect.

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

The $1 trillion legislative infrastructure package passed by Congress in November 2021 included a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative action by Congress also occurred in August 2022 with the Inflation Reduction Act, signed into law by the former administration, which provided $391 billion in funding for research and development and incentives for low-carbon energy production methods, carbon capture, and other programs directed at encouraging de-carbonization and addressing climate change. The IRA also amended the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program required the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that were already required to report under EPA’s GHG Reporting Program. In November 2024, the EPA released its final rule to implement the methane emissions fee with an effective date in January 2025, which was expected to apply to reporting year 2024 emissions.  Twenty-three states have filed a lawsuit challenging the rule, and the change in U.S. presidential administration provides additional uncertainty as to the rule’s future.  While the current administration issued an executive order pausing the disbursement of all unspent funds appropriated through the IRA and rolling back these environmental policies implemented during the former administration, with legislative action culminating in the One Big Beautiful Bill Act, which eliminated most of the Inflation Reduction Act’s incentives and delayed the commencement of the methane waste emissions charge on oil and gas sources by a decade to 2034. Notably, Congress eliminated EPA’s regulations in support of the waste emissions charge using the Congressional Review Act effective on March 14, 2025 and, as of September 12, 2025, EPA has proposed to suspend the GHG Reporting Program for oil and gas sources until 2034 and to eliminate such reporting for all other sources. U.S. climate leaders have vowed to continue pressing for climate progress although major new climate legislation seems unlikely in the immediate future. Such legislation, regulations, and initiatives, as well as uncertainty regarding the future success of such regulations and initiatives in reducing demand for oil and gas, could indirectly affect our business and our results of operations by reducing demand for our services.

Separately, the EPA has promulgated regulations controlling GHG emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their GHG emissions. As noted above, in September 2025, EPA proposed to suspend those requirements until 2034. In 2025, we did not operate any facilities that were subject to these reporting obligations. In addition, the EPA rules provide air permitting requirements for certain large sources of GHG emissions. The requirement for large sources of GHG emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward but is not expected to cause us to incur material costs. As noted above, the EPA has previously undertaken efforts to regulate emissions of methane, considered a GHG, in the oil and gas sector, and could develop additional, more stringent rules at some point in the future.

In an executive order issued in January 2021, the former administration asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of GHG emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In early 2025, however, the new administration disbanded the Working Group and withdrew all of its published guidance, ordering EPA to review whether and how to use the social cost of carbon in federal permitting and regulatory decisions and directing the agencies in the meantime to follow OMB regulatory analysis guidance from 2003 that is virtually silent on climate. The current administration also released a series of executive orders impacting the energy sector, ranging from declaring a national emergency due to the U.S.’s inadequate energy supply, infrastructure, and prices, to halting wind energy leasing and promoting fossil fuel exploration. These executive orders are already reshaping the current direction of the U.S. climate agenda and have led to rulemaking actions by EPA that are beginning to undo U.S. climate regulation, including a February 12, 2026 final rule overturning the 2009 CAA endangerment finding respecting GHGs and all federal GHG emissions standards for vehicles and engines. At this time, we cannot determine how the current administration will continue to proceed and cannot accurately predict the ensuing impact of climate-related policy shifts on our business, financial condition, results of operations and cash flows.

At the international level, the U.S. joined the international community at the 21st COP of the UNFCCC in Paris, France, which resulted in the “Paris Agreement,” which intended for signatory countries to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. While the Paris Agreement did not impose direct requirements on emitters, national plans to meet its pledge resulted in new regulatory requirements. After withdrawing from the Paris Agreement in November 2020, the U.S. re-entered the Paris Agreement in April 2021 along with a new “nationally determined contribution” that the U.S. would achieve GHG emissions reductions of at least 50% relative to 2005 levels by 2030. In November 2021, at COP26 in Glasgow, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” by which signatory countries aim to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The December 2023 COP28 meeting in Dubai reaffirmed commitments to the Paris Agreement and concluded that the world should move away from fossil fuel energy in a just, orderly, and equitable manner and aim to achieve net zero GHG emissions by 2050, while recognizing a transitional role for fossil fuels. In November 2024, at COP29 in Azerbaijan, countries agreed on the final building blocks that set out how carbon markets will operate under the Paris Agreement, among other outcomes that further indicate the global push to mitigate climate change. However, the current administration issued an executive order in January 2025 that initiated the process to withdraw the U.S. from the Paris Agreement and from any commitments made under the UNFCCC.  COP30 took place in Brazil in November 2025 with no official participation or representatives attending from the U.S.  In January 2026, the U.S. officially withdrew from the Paris Agreement.  Just as we cannot fully anticipate the impact of the methane rules discussed above, we also cannot predict whether the withdrawal from or potential future re-entry into the Paris Agreement or other international pledges will result in any particular new federal regulatory requirements or whether such requirements will cause us to incur material costs. Nevertheless, several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments that contribute to meeting the goals of the Paris Agreement.

Increasingly, parties have sought to bring suit against various natural gas and oil companies alleging that the companies have been aware of the adverse effects of climate change but defrauded their investors or customers by failing to adequately disclose those impacts. Any such litigation targeting our customers could negatively impact their operations and, in turn, decrease demand for our operations, which could have an adverse impact on our financial condition.

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

Supply and demand for oil and natural gas is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHG could increase the cost of consuming crude oil and natural gas, thereby potentially causing a reduction in the demand for such products. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences could result in decreased demand for crude oil, natural gas and NGLs. In addition, increased focus of our customers on reducing emissions from, or the use of, combustion engines in compression could increase demand for electric compressors or require us to make modifications to our existing natural gas-powered units.  Any decrease in demand for these products could consequently reduce demand for our services and could have a negative effect on our business.

Also, recent activism directed at shifting funding away from companies with fossil fuel energy-related assets could result in a reduction of funding for the energy sector overall. Numerous climate lawsuits have been filed against the world’s largest oil, gas, and coal producing corporations, with the number of cases filed against fossil fuel companies each year nearly tripling since the Paris Agreement was reached in 2015. Such actions could adversely impact our business by distracting management and other personnel from their primary responsibilities, require us to incur increased costs, and/or result in reputational harm. Moreover, any such litigation targeting our customers could negatively impact their operations and, in turn, decrease demand for our services. Such shareholder activism in relation to environmental, social and governance matters could have an adverse effect on our ability to obtain external financing as well as negatively affect the cost of, and terms for, financing to fund capital expenditures or other aspects of our business. Attention to climate change and other ESG risks has also resulted in governmental investigations and public and private litigation, which could increase our costs or otherwise adversely affect our business.

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

Our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others. We may face pressures from stakeholders, many of whom may be concerned by climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our brand and reputation. The lack of an established single approach to identifying, measuring, and reporting on many ESG matters may further create uncertainty and ambiguities. Failure to realize or timely achieve progress on such aspirational goals, targets, cost estimates, and other expectations or assumptions may adversely impact us. Unfavorable ESG ratings could also lead to further increased negative sentiment towards us, our customers, and our industry, negatively impacting us and our access to and costs of capital. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms, and difficulty securing investors and access to capital. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

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

In executing and assessing our program, we reference National Standards that emphasize identifying and managing risks, protecting critical assets, detecting potential threats, and responding to and recovering from incidents. This helps guide our ongoing efforts to safeguard information systems, maintain business continuity, and reduce cyber risk across the enterprise. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the National Standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

Third-Party Risk Oversight

Based on our analysis of each third-party provider’s criticality to our operations and respective risk profile, our oversight processes may include, among other things, pre-engagement risk assessments through security questionnaire responses and open-source intelligence gathering, negotiated contractual provisions where possible and post-engagement monitoring of external security indicators, through a third-party solution that tracks changes to vendor cybersecurity risk scores and identifies new cybersecurity risks. Executive leadership is kept updated on significant changes to a critical vendor’s cybersecurity risk score. These visibility, insights, and processes help us to manage vendor risks.

Risk Management with Respect to Information Technology and Cybersecurity

Our Board of Directors has an active role, as a whole and through its subcommittees, in oversight of our risks and is assisted by management in the exercise of these responsibilities. Our Board of Directors delegates oversight to specific subcommittees and is informed quarterly through committee reports. The Audit Committee reports to the Board of Directors regarding its activities, including those related to cybersecurity, as the Audit Committee is responsible for overseeing our cybersecurity risk management program. Various Audit Committee members have first-hand or supervisory experience over cybersecurity, and our Audit Committee chair is certified in the National Association of Corporate Directors Cyber Risk Oversight Program.

Our Vice President of IT is a member of our senior IT management team and is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Vice President of IT has primary responsibility for our overall cybersecurity risk management program, including supervising both our internal cybersecurity personnel and external cybersecurity consultants. Our Vice President of IT has over 25 years of experience primarily focused on managing large scale, complex programs and projects as well as managing application development teams in a global environment. Our senior manager in charge of IT security has more than a decade of experience in cybersecurity risk management, including CISSP and C|CISO certifications.

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

Other Areas of Risk Management

See our 2024 Sustainability Report at www.archrock.com for information associated with additional areas of risk management addressed by our management team and reviewed by our Board of Directors and committees of our Board of Directors.

Item 2. Properties

The following table describes the material facilities, all of which are used by both of our business segments, that we owned or leased at December 31, 2025:

Location	Status	Square Feet
Houston, Texas - Corporate office	Leased	75,000
Greeley, Colorado	Leased	10,000
Houma, Louisiana	Owned	60,000
Carlsbad, New Mexico	Leased	11,200
Yukon, Oklahoma	Owned	85,000
West Alexander, Pennsylvania	Leased	15,000
Asherton, Texas	Leased	9,000
Kennedy, Texas	Leased	10,500
Midland, Texas	Owned	51,000
Midland, Texas	Leased	17,000
Midland, Texas	Leased	28,375
Pecos, Texas	Leased	10,000
Victoria, Texas	Owned	23,000
Victoria, Texas	Owned	53,700

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

See Note 16 (“Commitments and Contingencies”) for further details.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.” On February 18, 2026, the closing price of our common stock on the New York Stock Exchange was $32.90 per share.

Comparison of Five Year Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock compared with the S&P 500, AMNAX and AMZ indices over the five–year period beginning on December 31, 2020. The results are based on an investment of $100 in each of our common stock, the S&P 500, the AMNAX and the AMZ. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10–K into any filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Holders

As of February 18, 2026, there were approximately 1,100 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Dividends

On January 29, 2026, our Board of Directors declared a quarterly dividend of $0.22 per share of common stock, or approximately $38.7 million, which was paid on February 18, 2026 to stockholders of record at the close of business on February 10, 2026. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors. We cannot provide assurance that we will declare or pay dividends in any particular amount or at all in the future.

Securities Authorized for Issuance under Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10–K.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended December 31, 2025:

			Total number of	Approximate dollar
		Average	shares repurchased	value of shares
		price	as part of publicly	that may yet be
	Total number	paid per	announced plans	purchased under the
(dollars in thousands, except per share amounts)	of shares purchased(1)	share(2)	or programs(3)	plans or programs(3)
October 1, 2025 — October 31, 2025	128,330	$23.96	128,330	$130,403
November 1, 2025 — November 30, 2025	294,458	23.58	294,150	123,467
December 1, 2025 — December 31, 2025	225,000	25.83	225,000	117,655
Total	647,788	$24.44	647,480
(1) Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the Share Repurchase Program during the period. See Note 17 (“Stockholders’ Equity”) for further details.
(2) Average price paid per share includes costs associated with the repurchase, as applicable.
(3) Our Board of Directors authorized the Share Repurchase Program in April 2023, which allowed us to repurchase and retire up to $50.0 million of outstanding common stock.  Between April 2024 and October 2025, extensions of the Share Repurchase Program were approved by our Board of Directors, authorizing an additional $200.0 million, or a total of $250.0 million, to repurchase and retire outstanding common stock through December 31, 2026.  See Note 17 (“Stockholders’ Equity”) for further details.

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

This section primarily discusses 2025 and 2024 items and comparisons between these years. For a discussion of changes from 2023 to 2024 and other financial information related to 2024, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10–K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.

Overview

We are an energy infrastructure company with a primary focus on midstream natural gas compression and a commitment to helping our customers produce, compress and transport natural gas in a safe and environmentally responsible way. We are a premier provider of natural gas compression services, in terms of total compression fleet horsepower, to customers in the energy industry throughout the U.S., and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our contract operations business primarily includes designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment, including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

Significant 2025 Transactions

Third Amendment to the Amended and Restated Credit Agreement

On December 12, 2025, we amended our Amended and Restated Credit. We did not incur any transaction costs related to the Third Amendment to the Amended and Restated Credit Agreement. See Note 15 (“Long-Term Debt”) for further details.

2027 Notes Redemption

On November 17, 2025, we repurchased our 2027 Notes. The 2027 Notes were redeemed at 100% of their $300.0 million aggregate principal amount plus accrued and unpaid interest of approximately $2.6 million with borrowings under the Credit Facility. We recorded a debt extinguishment loss of $0.9 million related to unamortized debt issuance costs during the fourth quarter of 2025.

Flowco Disposition

On August 1, 2025, we completed the sale of certain contract operations customer agreements and approximately 155 compressors, comprising approximately 47,000 horsepower, used to provide compression services under those agreements along with other supporting assets. Goodwill, customer-related intangible assets and deferred revenue were allocated based on a ratio of the horsepower sold relative to the total horsepower of the asset group. See Note 4 (“Business Transactions”) for further details.

NGCS Acquisition

On May 1, 2025, we completed the NGCS Acquisition, whereby we acquired all of the issued and outstanding equity interests in NGCS, including a fleet of approximately 326,000 operating horsepower and an 18,000 horsepower backlog of contracted new equipment, for aggregate total consideration of $349.4 million. Total consideration consisted of $296.5 million in cash, of which we paid $265.1 million to NGCSI sellers and $31.4 million to NGCSE sellers, and approximately 2.3 million shares of common stock issued to NGCSE sellers with an NGCS acquisition date fair value of $53.0 million. The cash portion of the purchase price was funded with borrowings under the Credit Facility. See Note 4 (“Business Transactions”) for further details.

Trends and Outlook

The key driver of our business is the production of U.S. oil and natural gas. Approximately 60% of our operating fleet is deployed for midstream natural gas gathering applications, with the remaining fleet being used in gas lift applications to enhance oil production. As our business is so closely aligned with production and is typically less directly impacted by commodity prices, we are not as exposed to the volatility often faced in shorter–cycle oil field service businesses.

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

Current Trends

According to the EIA Outlook, average U.S. oil and dry natural gas and production were as follows:

	Year Ended December 31,
	2025	2024	2023
Average dry natural gas production (Bcf/d)	107.4	103.0	103.8
Average oil production (MMb/d)	13.6	13.2	12.9

During 2025, U.S. natural gas and oil production grew to record levels, resulting in strong demand for our compression services. In response, we increased our investment in new large horsepower fleet units and expanded our fleet through the NGCS Acquisition. Our contract operations revenue and period-end total operating horsepower increased 30% and 8%, respectively, in 2025.

Outlook

The EIA Outlook forecasts the following year–over–year changes:

	Year Ended December 31,
	2026	2027
U.S. dry natural gas production	1%	1%
U.S. oil production	0%	(3)%
U.S. natural gas domestic consumption	(1)%	1%
Liquefied natural gas exports	9%	10%

The EIA Outlook expects natural gas production to continue to increase to all-time highs in 2026 and 2027. Natural gas consumption is expected to be largely consistent with 2025, reflecting consistent usage of natural gas in the electric power sector, as well as increased LNG exports and exports of natural gas via pipeline to Mexico, offset by lower industrial, residential, and commercial demand.

We believe the outlook for the energy industry in the U.S. is positive. While we anticipate that the combination of natural gas prices and demand may likely have a positive impact on activity levels in both the upstream and midstream sectors, we cannot predict the ultimate magnitude of that impact on our business and expect it to be varied across our operations, depending on the region, customer, nature of our services, contract term and other factors. However, we continue to believe that overall the long–term demand for our compression services will continue given the necessity of compression in facilitating the transportation and processing of natural gas.

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

Cost Management. In order to improve our operations and further reduce operating expenses, we continue to invest significant resources into process and technology transformation that has, among other things, enhanced certain technology, supply chain and inventory management systems, replaced network infrastructure and expanded the remote monitoring capabilities of our compression fleet. Cost management continues to be challenging, however, and there is no guarantee that our efforts will result in a reduction in our operating expenses. Natural gas production growth and resulting demand for our services could cause us to experience increased operating expenses as we hire employees and incur additional expenses needed to support the rebound in market demand.

Further, we depend on suppliers for the materials, parts, equipment and lube oil necessary to our operations, which exposes us to volatility in prices. Significant price increases for these inputs, as a result of inflation, tariffs, or otherwise, could adversely affect our operating profits. Supply chain disruptions could also adversely affect our ability to obtain, or increase the cost of, such items. While we generally attempt to mitigate the impact of increased prices through strategic purchasing decisions, diversification of our supplier base, where possible, and the passing along of increased costs to customers, there may be a time delay between the increased commodity prices and the ability to increase the price of our services.

Capital Requirements, Availability of Capital Equipment and the Availability of External Sources of Capital. We funded a significant portion of our capital expenditures, the NGCS Acquisition and the 2027 Notes Redemption with borrowings under the Credit Facility. While we have successfully raised capital historically, and most recently in January 2026 with the issuance of the 2034 Notes, there is no guarantee in our ability to access the debt and equity markets to raise capital on affordable terms in 2026 and beyond. Additionally, extended lead times for newly fabricated equipment can increase near-term capital needs and create timing inconsistency between funding availability and capital expenditures. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures or acquisitions, which could impair our ability to grow or maintain our business.

Demand for natural gas-powered compression. Demand for our services is dependent on the demand for natural gas in the markets we serve. Although the EIA currently forecasts natural gas demand will grow through 2050, technological advances and accelerated adoption of renewable sources of energy could reduce demand for natural gas in our markets and have an adverse effect on our business. In addition, increased focus of our customers on reducing emissions from, or the use of, combustion engines in compression could increase demand for electric compressors or require us to make modifications to our existing natural gas-powered units.

Operating Highlights

	Year Ended December 31,
(horsepower in thousands)	2025	2024	2023
Total available horsepower (at period end)(1)	4,788	4,401	3,759
Total operating horsepower (at period end)(2)	4,571	4,227	3,607
Average operating horsepower(3)	4,494	3,794	3,554
Horsepower utilization:
Spot (at period end)	95%	96%	96%
Average	96%	95%	95%
(1) Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2) Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
(3) Defined as average of period end horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue, including operating horsepower for the compressors acquired in the NGCS Acquisition beginning May 1, 2025 through December 31, 2025 and for the compressors acquired in the TOPS Acquisition beginning September 30, 2024 through December 31, 2025.

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

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, long-lived and other asset impairment, restructuring charges, debt extinguishment loss, interest expense, transaction-related costs, gain on sale of assets, net, other expense, net, provision for income taxes and equity in net loss of unconsolidated affiliate. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The reconciliation of net income to adjusted gross margin is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$322,290	$172,231	$104,998
Selling, general and administrative	147,806	139,121	116,639
Depreciation and amortization	256,761	193,194	166,241
Long-lived and other asset impairment	18,290	10,681	12,041
Restructuring charges	1,605	—	1,775
Debt extinguishment loss	890	3,181	—
Interest expense	165,340	123,610	111,488
Transaction-related costs	12,705	13,249	—
Gain on sale of assets, net	(47,081)	(17,887)	(10,199)
Other expense, net	439	1,561	1,086
Provision for income taxes	100,845	60,149	37,249
Equity in net loss of unconsolidated affiliate	503	—	—
Adjusted gross margin	$980,393	$699,090	$541,318

The following table reconciles gross margin to adjusted gross margin, its most directly comparable to GAAP measure:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total revenues	$1,489,818	$1,157,591	$990,337
Cost of sales, exclusive of depreciation and amortization	(509,425)	(458,501)	(449,019)
Depreciation and amortization	(256,761)	(193,194)	(166,241)
Gross margin	723,632	505,896	375,077
Depreciation and amortization	256,761	193,194	166,241
Adjusted gross margin	$980,393	$699,090	$541,318

RESULTS OF OPERATIONS

Summary of Results

Revenue was $1,489.8 million and $1,157.6 million during the years ended December 31, 2025 and 2024, respectively. The increase in revenue was due to increased revenue from our contract operations business and aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $322.3 million and $172.2 million during the years ended December 31, 2025 and 2024, respectively. The increase was primarily driven by higher adjusted gross margin from both our contract operations business and aftermarket services business, as well as an increase in gain on sale of assets and a reduction in debt extinguishment loss. These increases were partially offset by increases in depreciation and amortization, interest expense, provision for income taxes, SG&A and long-lived and other asset impairment.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Contract Operations

	Year Ended December 31,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$1,272,081	$980,405	30%
Cost of sales, exclusive of depreciation and amortization	343,136	323,052	6%
Adjusted gross margin	$928,945	$657,353	41%
Adjusted gross margin percentage (1)	73%	67%	6%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $291.7 million, due primarily to the compression units acquired in the TOPS Acquisition and in the NGCS Acquisition, higher rates and an increase in average operating horsepower.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $37.3 million increase in employee compensation, including the addition of headcount from the TOPS Acquisition and the NGCS Acquisition, and a $17.1 million increase in parts expense due to compression units acquired in the TOPS Acquisition and the NGCS Acquisition, as well as an increase in operating horsepower. These increases were partially offset by a net benefit of $35.0 million as a result of certain sales and use tax audit settlements and credits and a decrease of $3.1 million in lube oil expenses mainly due to lower prices.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Year Ended December 31,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Revenue	$217,737	$177,186	23%
Cost of sales, exclusive of depreciation and amortization	166,289	135,449	23%
Adjusted gross margin	$51,448	$41,737	23%
Adjusted gross margin percentage (1)	24%	24%	—%
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

Costs and Expenses

	Year Ended December 31,
(in thousands)	2025	2024
Selling, general and administrative	$147,806	$139,121
Depreciation and amortization	256,761	193,194
Long-lived and other asset impairment	18,290	10,681
Restructuring charges	1,605	—
Debt extinguishment loss	890	3,181
Interest expense	165,340	123,610
Transaction-related costs	12,705	13,249
Gain on sale of assets, net	(47,081)	(17,887)
Other expense, net	439	1,561

Selling, general and administrative. The increase in SG&A was primarily driven by a $8.0 million increase in employee compensation and benefits expense, a $2.0 million increase in professional fees, a $1.7 million increase in information technology expense and a $1.4 million increase in insurance expense. These increases were partially offset by a $4.9 million decrease in long-term performance-based incentive compensation expense.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to fixed assets additions, including depreciation and amortization associated with the compression units and intangible assets acquired in the TOPS Acquisition and the NGCS Acquisition. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives as well as compression and other asset sales.

Long–lived and other asset impairment. The increase in long-lived and other asset impairment was primarily due to remeasurement of assets in connection with the Flowco Disposition of $9.6 million. See Note 4 (“Business Transactions”) for further details. This increase was partially offset by a decrease of $2.0 million in compression fleet impairment.

We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. We also evaluate for impairment our idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 21 (“Long-Lived Asset and Other Impairment”) for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Idle compressors retired from the active fleet	90	95
Horsepower of idle compressors retired from the active fleet	38,000	66,000
Impairment recorded on idle compressors retired from the active fleet	$8,671	$10,681

Restructuring charges. Restructuring charges of $1.6 million during the year ended December 31, 2025 consisted of severance and property disposal as well as consolidation and closure costs. See Note 22 (“Restructuring Charges”) for further details.

Debt extinguishment loss. We incurred $0.9 million of debt extinguishment loss during the year ended December 31, 2025 as a result of the 2027 Notes Redemption compared to $3.2 million during the year ended December 31, 2024 as a result of the 2027 Notes Tender Offer.

Interest expense. The increase in interest expense was primarily due to a higher average outstanding balance of long-term debt primarily due to the 2032 Notes and borrowings under our Credit Facility to fund cash consideration of the TOPS Acquisition and the NGCS Acquisition. These increases were partially offset by the 2027 Notes Redemption, the 2027 Notes Tender Offer and a decrease in the weighted average effective interest rate.

Transaction-related costs. We incurred $9.1 million of professional fees, compensation and other costs related to the NGCS Acquisition during the year ended December 31, 2025, and we incurred $3.6 million and $13.2 million of professional fees, compensation and other costs related to the TOPS Acquisition during the years ended December 31, 2025 and 2024, respectively. See Note 4 (“Business Transactions”) for further details.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to gains of $45.3 million on compression asset sales during the year ended December 31, 2025, compared to gains of $17.6 million on compression asset sales during the year ended December 31, 2024.

Other expense, net. The decrease in other expense, net was primarily due to an increase in proceeds from insurance and other settlements and a decrease in unrealized change in the fair value of our investment in an unconsolidated affiliate recognized during the year ended December 31, 2025, compared to the year ended December 31, 2024. These changes were partially offset by a limited liability agreement amendment fee of $3.6 million paid to FGC Holdco, see Note 27 (“Related Party Transactions”) for further details.

Provision for Income Taxes

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the year ended December 31, 2025, compared to the year ended December 31, 2024.

	Year Ended December 31,		Increase
(dollars in thousands)	2025	2024	(Decrease)
Provision for income taxes	$100,845	$60,149	68%
Effective tax rate	24%	26%	(2)%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our ability to fund operations, finance capital expenditures, fund share repurchases and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility. Our cash flow is affected by numerous factors, including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We have no near-term maturities and believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs in the next twelve months and beyond.

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

Growth capital expenditures were $347.7 million and $250.9 million for the years ended December 31, 2025 and 2024, respectively.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like–new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $110.7 million and $87.8 million during the years ended December 31, 2025 and 2024, respectively. The increase in maintenance capital expenditures was primarily due to an increase in scheduled and unscheduled maintenance activities due to maintenance cycle requirements and the addition of the compression units acquired in the NGCS Acquisition and the TOPS Acquisition, partially offset by lower make–ready investment.

Projected Capital Expenditures. We currently plan to spend approximately $400 million to $445 million on capital expenditures during 2026, primarily consisting of approximately $250 million to $275 million for growth capital expenditures and approximately $125 million to $135 million for maintenance capital expenditures.

Returning Capital to Stockholders

We continue to return capital to stockholders through quarterly dividends and share repurchases. On January 29, 2026, our Board of Directors declared a quarterly dividend of $0.22 per share of common stock, which was paid on February 18, 2026 to stockholders of record at the close of business on February 10, 2026. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors. In October 2025, our Board of Directors approved an additional increase to our Share Repurchase Program of $100.0 million through December 31, 2026, and as of December 31, 2025, available capacity under the Share Repurchase Program was $117.7 million. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion.

2027 Notes Redemption

On November 17, 2025, we repurchased our 2027 Notes. The 2027 Notes were redeemed at 100% of their $300.0 million aggregate principal amount plus accrued and unpaid interest of approximately $2.6 million with borrowings under the Credit Facility. We recorded a debt extinguishment loss related to unamortized debt issuance costs of $0.9 million during the fourth quarter of 2025.

Contractual Obligations

Our material contractual obligations as of December 31, 2025 consisted of the following:

•	Long–term debt of $2.4 billion, all of which is due in 2028 and 2032;
•	Estimated interest on our long–term debt of $551.8 million, consisting of annual payments of approximately $151.2 million in 2026 and 2027, approximately $79.3 million in 2028, annual payments of approximately $46.4 million in 2029 and 2030, and approximately $77.3 million thereafter;
•	Purchase commitments of $251.4 million, of which $244.6 million is due in 2026, and primarily consists of commitments to purchase fleet assets; and
•	Operating lease payments of $16.4 million, consisting of annual payments of approximately $4.7 million in 2026, approximately $3.7 million in 2027, approximately $2.9 million in 2028, approximately $2.8 million in 2029, approximately $1.9 million in 2030, and approximately $0.4 million thereafter.

In addition, we had $31.3 million of unrecognized tax benefits (including discontinued operations) recorded as liabilities related to uncertain tax positions at December 31, 2025, which are uncertain as to if or when such amounts may be settled. We had a liability of $2.8 million recorded for potential penalties and interest (including discontinued operations) related to these unrecognized tax benefits at December 31, 2025, which we are uncertain as to if or when such amounts may be settled.

Sources of Cash

Credit Facility

On December 12, 2025, we amended our Amended and Restated Credit Agreement to, among other things, remove the 0.10% per annum credit spread adjustment that was previously included in the calculation of the interest rate applicable to the loans made under the Credit Facility, decrease the applicable margin for all borrowings by 0.25% per annum such that the applicable margin for borrowings varies and decrease the commitment fee payable on the daily unused amount of the Credit Facility from 0.375% per annum to 0.25% per annum when less than 50% of the Credit Facility is utilized.

On May 16, 2025, we amended our Amended and Restated Credit Agreement to, among other things, increase the borrowing capacity of the Credit Facility from $1.1 billion to $1.5 billion and provide for the ability for the borrowers to request additional increases in the aggregate commitments under the Credit Facility to a total amount not to exceed $2.3 billion (with any increase being at the discretion of the lenders and subject to the satisfaction of certain conditions set forth in the Amended and Restated Credit Agreement).

During the years ended December 31, 2025 and 2024, our Credit Facility had an average daily balance of $713.8 million and $315.0 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 5.8% and 6.8% at December 31, 2025 and 2024, respectively. As of December 31, 2025, there were $3.0 million of letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.0%.

Credit Facility Terms. Our Credit Facility matures on May 16, 2028 (or December 3, 2027 if any portion of our 2028 Notes remain outstanding at such date) and has an aggregate revolving commitment of $1.5 billion. Portions of the Credit Facility, up to $110.0 million, are available for the issuance of swing line loans and $50.0 million is available for the issuance of letters of credit. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $750.0 million. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors.

Covenants. Our Amended and Restated Credit Agreement requires that we meet certain financial ratios and contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. As of December 31, 2025, we were in compliance with all covenants under our Amended and Restated Credit Agreement. See Note 15 (“Long-Term Debt”) for further details.

2034 Notes

On January 21, 2026, we completed a private offering of $800.0 million aggregate principal amount of 6.0% senior notes due 2034 and received net proceeds of $789.4 million after deducting issuance costs. In January 2026, the approximately $10.6 million of issuance costs were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statement of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

2027 Notes Redemption

On November 17, 2025, we repurchased our 2027 Notes. The 2027 Notes were redeemed at 100% of their $300.0 million aggregate principal amount plus accrued and unpaid interest of approximately $2.6 million with borrowings under the Credit Facility. We recorded a debt extinguishment loss related to unamortized debt issuance costs of $0.9 million during the fourth quarter of 2025.

Other Sources of Cash

We received proceeds of $191.8 million and $67.6 million from asset sales and business dispositions during the years ended December 31, 2025 and 2024, respectively. We typically use the proceeds from these sales to repay borrowings outstanding under our Credit Facility; however, we are not able to estimate the timing of asset sales or the amount of proceeds to be received and as such, we do not rely on asset sale proceeds as a future source of capital.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$622,107	$429,591
Investing activities	(606,899)	(1,160,063)
Financing activities	(18,075)	733,554
Net (decrease) increase in cash and cash equivalents	$(2,867)	$3,082

Operating Activities.

The increase in net cash provided by operating activities was primarily due to higher adjusted gross margin from both our contract operations business and aftermarket services business, as well as an overall increase in levels of activity, including the impact from the NGCS Acquisition and the TOPS Acquisition. These increases were partially offset by the tax refund receivable of $41.5 million recorded as a result of certain sales and use tax audit settlements and credits, as well as an increase in inventory.

Investing Activities.

The decrease in net cash used in investing activities was primarily due to cash paid in the TOPS Acquisition of $868.7 million in 2024 compared to cash paid in the NGCS Acquisition of $296.5 million in 2025, an increase of $71.0 million in proceeds from the sale of a business and an increase of $53.2 million in proceeds from the sale of property, equipment and other assets. These changes were partially offset by an increase of $143.4 million in capital expenditures.

Financing Activities.

The change to net cash used in financing activities from net cash provided by financing activities was primarily due to a decrease of $409.2 million in net borrowings of long-term debt, a decrease of $255.7 million in net proceeds for the issuance of common stock, an increase of $56.9 million of common stock purchased under the Share Repurchase Program and an increase of $31.2 million for dividends paid to stockholders.

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

Business Combinations

We account for acquisitions using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the date of acquisition.  We estimate the fair values of the assets acquired and liabilities assumed using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives.  The excess of the consideration transferred over those fair values is recorded as goodwill.  The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Actual results may differ from the projected results used to determine fair value.

Depreciation

Property, plant and equipment, net, at December 31, 2025 was $3.7 billion and depreciation expense was $242.3 million for the year ended December 31, 2025. Property, plant and equipment are carried at cost and depreciated using the straight–line basis over the estimated useful life of the asset.

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

Impairment of Assets

During the year ended December 31, 2025, we recorded long–lived and other asset impairments of $18.3 million.

Impairment Assessments of Property, Plant and Equipment, Goodwill and Identifiable Intangible Assets

We review long–lived assets, which include property, plant and equipment, goodwill and intangible assets that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss may exist when the estimated undiscounted cash flows expected from the use of the asset and its eventual disposition are less than its carrying amount. Determining whether the carrying amount of an asset is recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the asset subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

Compression Fleet. The fair value of a compressor is estimated on the expected net sale proceeds compared to fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use. See Note 21 (“Long-Lived and Other Asset Impairment”) and Note 25 (“Fair Value Measurements”) for further details.

Goodwill and Identifiable Intangible Assets. We review the carrying amount of our goodwill and intangible assets on a quarterly basis, or whenever indicators of potential impairment exist, to determine if the carrying amount of a reporting unit exceeds its fair value, including the applicable goodwill and intangible assets. In addition, we perform an annual qualitative assessment, during the fourth quarter, to determine whether it is more-likely-than-not that the fair value of a reporting unit is impaired. If the fair value is more-likely-than-not impaired, we perform a quantitative impairment test to identify impairment and measure the amount of impairment loss to be recognized, if any. See Note 2 (“Basis of Presentation and Significant Accounting Policies”) and Note 9 (“Goodwill and Intangibles Assets, net”) for further details.

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

Recent Accounting Developments

See Note 3 (“Recent Accounting Developments”) for further details.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk associated with changes in the variable interest rate of our Credit Facility.

As of December 31, 2025, we had $918.5 million of variable interest rate indebtedness outstanding at a weighted average interest rate of 5.8%.

A 1% increase or decrease in the effective interest rate on the outstanding balance under our Credit Facility at December 31, 2025 would have resulted in an annual increase or decrease in our interest expense of approximately $9.2 million.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV, Item 15 of this Form 10–K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10–K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a–15(c) and 15d–15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our management with the participation of the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of internal control over financial reporting as of December 31, 2025 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this Form 10–K.  Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting, which is included in this Annual Report.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2026

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Part III Item 10 of this Form 10-K is incorporated by reference to the sections entitled “Election of Directors,” “Governance” and “Stock Ownership” in the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2025 fiscal year.

We have adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, New York Stock Exchange listing standards and NYSE Texas listing standards. A copy of our Securities Trading Policy is included as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The information required by Part III Item 11 of this Form 10-K is incorporated by reference to the sections entitled “Governance” and “Compensation Discussion and Analysis” in the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2025 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the information required in Part III Item 12 of this Form 10-K are incorporated by reference to the section entitled “Stock Ownership” in the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2025 fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2025, with respect to our compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	Number of Securities
	to be Issued Upon		Weighted Average		Number of Securities
	Exercise of		Exercise Price of		Remaining Available for
	Outstanding Options,		Outstanding Options,		Future Issuance Under
Plan Category	Warrants and Rights		Warrants and Rights		Equity Compensation Plans
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	851,428	(2)	$—	(3)	2,881,657
Equity compensation plans not approved by security holders (4)	—		—		35,399
Total	851,428		—		2,917,056
(1)	Comprised of the 2020 Plan and the ESPP.
(2)	Comprised of unvested performance–based restricted stock units payable in common stock upon vesting at target performance.
(3)	Performance–based restricted stock units do not have an exercise price.
(4)	Comprised of our DSDP. See Note 19 (“Stock-Based Compensation”) for further details.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Part III Item 13 of this Form 10-K is incorporated by reference to the section entitled “Governance” in the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2025 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Part III Item 14 of this Form 10-K is incorporated by reference to the section entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC within 120 days following the end of our 2025 fiscal year.

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
2.1

Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

2.2

Amendment No. 1 to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2015

2.3

Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8–K filed on January 2, 2018

2.4

Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8–K filed on January 16, 2018

2.5

Purchase and Sale Agreement, dated as of July 22, 2024, by and among Archrock ELT LLC, Archrock, Inc., TOPS Pledge1, LLC and TOPS Pledge2, LLC and, solely with respect to Section 6.25 of the Purchase and Sale Agreement, TOPS Holdings, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8–K filed on July 22, 2024

2.6#

Agreement and Plan of Merger, dated as of March 10, 2025, by and among Archrock, Inc., Archrock Services, L.P., Archrock NGCSI Merger Sub, Inc., Natural Gas Compression Systems, Inc. and Wolverine Securityholders’ Representative, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8–K filed on March 11, 2025

2.7#

Agreement and Plan of Merger, dated as of March 10, 2025, by and among Archrock, Inc., AROC NGCSE Merger Sub LLC, Archrock NGCSE Merger Sub, Inc., NGCSE, Inc. and Wolverine Securityholders’ Representative, LLC, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8–K filed on March 11, 2025

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
4.7

Indenture, dated as of January 21, 2026, by and among Archrock Services, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Regions Bank, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8–K filed on January 21, 2026

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

10.9†	Form of Employment Letter applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.10†	Form of Severance Benefit Agreement applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.11†	Form of Change of Control Agreement applicable to Messrs. Childers and Ingersoll, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015
10.12†	Archrock, Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 16, 2017
10.13†	Form of Amendment to Severance Benefit Agreement incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2017

Exhibit No.	Description
10.14†	Form of Second Amendment to Severance Benefit Agreement, incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 2017
10.15

Pledge and Security Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC and the other Grantors party thereto in favor or JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to Archrock Partners, L.P.’s Current Report on Form 8–K filed on April 5, 2017

10.16

Omnibus Joinder Agreement, dated as of April 26, 2018, by and among Archrock, Inc., Archrock Services, L.P., AROC Corp., AROC Services GP LLC, AROC Services LP LLC, Archrock Services Leasing LLC, Archrock GP LP LLC, and Archrock MLP LP LLC and acknowledged and accepted by JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8–K filed on April 26, 2018

10.17

Amendment and Supplement to Pledge and Security Agreement dated as of April 26, 2018, by and among Archrock Partners Operating LLC, Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock Partners Leasing LLC, Archrock, Inc., Archrock Services, L.P., AROC Corp., AROC Services GP LLC, AROC Services LP LLC, Archrock Services Leasing LLC, Archrock GP LP LLC, Archrock MLP LP LLC and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8–K filed on April 26, 2018

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

Exhibit No.	Description
10.27

Purchase Agreement, dated as of December 14, 2020, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on December 15, 2020

10.28†	Archrock Deferred Compensation Plan, dated as of October 28, 2021, incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on February 22, 2023
10.29†	Archrock, Inc. 2020 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2020
10.30†	Amendment to the Archrock, Inc. 2020 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2025
10.31†	Form of Letter Agreement, incorporated by reference to Exhibit 10.99 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022
10.32†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock, incorporated by reference to Exhibit 10.100 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022
10.33†

Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non–Employee Directors, incorporated by reference to Exhibit 10.101 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.34†

Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units for Non–Employee Directors, incorporated by reference to Exhibit 10.102 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.35†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash–Settled), incorporated by reference to Exhibit 10.103 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.36†

Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock–Settled) , incorporated by reference to Exhibit 10.104 of the Registrant’s Annual Report on Form 10–K filed on February 23, 2022

10.37†

Form of Compensation Letter (incorporated by reference and filed as Exhibit 10.1 to Form 8–K filed on April 30, 2020), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on June 21, 2021

10.38

Amended and Restated Credit Agreement, dated as of May 16, 2023, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 2023

10.39

First Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2024, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 28, 2024

10.40

Retention Incentive Agreement, dated January 25, 2024, by and between Archrock, Inc. and D. Bradley Childers, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 26, 2024

Exhibit No.	Description
10.41#

Sixth Amended and Restated Omnibus Agreement, effective August 30, 2024, by and among Archrock, Inc., AROC Corp., AROC Services GP LLC, AROC Services LP LLC, Archrock Services, L.P., Archrock Services Leasing LLC, Archrock ELT LLC, Total Operations and Production Services, LLC, Archrock Ecotec LLC, Archrock Ionada LLC, Archrock FGC LLC, Archrock GP LLC, Archrock GP LP LLC, Archrock MLP LP LLC, Archrock General Partner, L.P., Archrock Partners Corp., Archrock Partners, L.P., Archrock Partners Operating LLC, Archrock Partners Leasing LLC and Archrock Partners Finance Corp., incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2025

10.42

Tax Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8–K filed on November 5, 2015

10.43

Purchase Agreement, dated as of August 12, 2024, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on August 13, 2024

10.44

Registration Rights and Lock-Up Agreement, dated as of May 1, 2025, by and between Archrock, Inc. and NGCSE Holdings, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on May 1, 2025

10.45

Second Amendment to Amended and Restated Credit Agreement, dated as of May 16, 2025, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on May 16, 2025

10.46

Third Amendment to Amended and Restated Credit Agreement, dated as of December 12, 2025, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, the Issuing Banks thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on December 15, 2025

10.47

Purchase Agreement, dated as of January 6, 2026, by and among Archrock Services, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K filed on January 7, 2026

19.1	Securities Trading Policy, incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2025
21.1*	List of Subsidiaries of Archrock, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
97.1	Archrock’s Compensation Recovery Policy, dated effective October 2, 2023, incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10–K filed on February 21, 2024
101.1*	Interactive data files pursuant to Rule 405 of Regulation S–T
104.1*	Cover page interactive data files pursuant to Rule 406 of Regulation S–T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.
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

February 26, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

NGCS ACQUISITION - Refer to Notes 4 and 9 to the financial statements.

Critical Audit Matter Description

The Company completed the acquisition of NGCS (Natural Gas Compression Systems, Inc. (“NGCSI”), and NGCSE, Inc. (“NGCSE”)), whereby the Company acquired all of the issued and outstanding equity interests in NGCS including a fleet of approximately 326,000 horsepower and a 18,000 horsepower backlog of contracted new equipment, for aggregate total consideration of $349.4 million, which included a cash consideration of $296.5 million and issuance of approximately 2.3 million shares of common stock issued to NGCSE sellers with a NGCS acquisition date fair value of $53.0 million. The NGCS acquisition was accounted for using the acquisition method of accounting, which requires, among other things, assets acquired, and liabilities assumed to be recorded at their fair value on the NGCS acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, market data, projected revenue, and current market interest rates.

Given the relative fair value determination of assets acquired and liabilities assumed requires management to make significant estimates related to assumptions such as future cash flows, discount rates, market data, projected revenue, and current market interest rates, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's selection of a weighted average cost of capital, and the fair value of acquired property, plant and equipment and intangible assets for NGCS included the following, among others:

•	We tested the effectiveness of controls over the purchase price allocation, including management's controls over the assumptions used in the valuation of the property, plant and equipment and intangible assets, including estimating the fair value of the acquired property, plant and equipment and intangible assets, determination of the weighted average cost of capital, and reviewing the work of third-party specialists.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.
•	We assessed the reasonableness of management’s projections of contract revenue by comparing the assumptions used in the projections to projected compressor horsepower, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2026

We have served as the Company’s auditor since 2007

Archrock, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

x

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,553	$4,420
Accounts receivable, net of allowance of $1,205 and $414, respectively	142,327	132,478
Inventory	109,747	89,686
Tax refund receivable	41,479	—
Other current assets	9,057	6,538
Total current assets	304,163	233,122
Property, plant and equipment, net	3,658,089	3,323,830
Operating lease right-of-use assets	13,581	15,365
Goodwill	125,189	52,155
Intangible assets, net	143,947	98,271
Contract costs, net	38,959	37,764
Deferred tax assets	2,059	2,975
Other assets	55,449	52,855
Non-current assets of discontinued operations	7,868	7,868
Total assets	$4,349,304	$3,824,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$43,731	$57,567
Accrued liabilities	145,024	124,105
Deferred revenue	8,391	6,932
Total current liabilities	197,146	188,604
Long-term debt	2,410,893	2,198,376
Operating lease liabilities	10,220	12,415
Deferred tax liabilities	198,309	62,505
Other liabilities	33,389	30,906
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	2,857,825	2,500,674

Commitments and contingencies (Note 16)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 184,746,759 and 185,350,510 shares issued, respectively	1,847	1,854
Additional paid-in capital	3,876,834	3,880,936
Accumulated deficit	(2,257,386)	(2,438,074)
Treasury stock: 9,877,754 and 10,182,985 common shares, at cost, respectively	(129,816)	(121,185)
Total equity	1,491,479	1,323,531
Total liabilities and equity	$4,349,304	$3,824,205

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Contract operations	$1,272,081	$980,405	$809,439
Aftermarket services	217,737	177,186	180,898
Total revenue	1,489,818	1,157,591	990,337
Cost of sales, exclusive of depreciation and amortization
Contract operations	343,136	323,052	306,748
Aftermarket services	166,289	135,449	142,271
Total cost of sales, exclusive of depreciation and amortization	509,425	458,501	449,019
Selling, general and administrative	147,806	139,121	116,639
Depreciation and amortization	256,761	193,194	166,241
Long-lived and other asset impairment	18,290	10,681	12,041
Restructuring charges	1,605	—	1,775
Debt extinguishment loss	890	3,181	—
Interest expense	165,340	123,610	111,488
Transaction-related costs	12,705	13,249	—
Gain on sale of assets, net	(47,081)	(17,887)	(10,199)
Other expense, net	439	1,561	1,086
Income before income taxes	423,638	232,380	142,247
Provision for income taxes	100,845	60,149	37,249
Income before equity in net loss of unconsolidated affiliate	322,793	172,231	104,998
Equity in net loss of unconsolidated affiliate	503	—	—
Net income	$322,290	$172,231	$104,998

Basic and diluted earnings per common share	$1.83	$1.05	$0.67

Weighted-average common shares outstanding:
Basic	174,437	162,037	154,126
Diluted	174,753	162,375	154,344

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2022	$1,634	163,439,013	$3,456,777	$(2,509,133)	$(88,585)	(7,810,548)	$860,693
Shares repurchased	—	—	—	—	(8,860)	(750,374)	(8,860)
Shares withheld related to net settlement of equity awards	—	—	—	—	(3,829)	(388,128)	(3,829)
Cash dividends ($0.61 per common share)	—		—	(95,796)	—	—	(95,796)
Shares issued under ESPP	1	82,359	816	—	—	—	817
Stock-based compensation, net of forfeitures	15	1,463,029	12,983	—	—	(71,404)	12,998
Net income	—	—	—	104,998	—	—	104,998
Balance at December 31, 2023	$1,650	164,984,401	$3,470,576	$(2,499,931)	$(101,274)	(9,020,454)	$871,021
Shares repurchased	—	—	—	—	(13,337)	(732,826)	(13,337)
Shares withheld related to net settlement of equity awards	—	—	—	—	(6,574)	(392,177)	(6,574)
Cash dividends ($0.67 per common share)	—		—	(110,374)	—	—	(110,374)
Shares issued under ESPP	—	65,824	1,117	—	—	—	1,117
Stock-based compensation, net of forfeitures	8	776,635	14,638	—	—	(37,528)	14,646
Net proceeds from issuance of common stock	127	12,650,000	255,620	—	—	—	255,747
Shares issued for TOPS Acquisition	69	6,873,650	138,985	—	—	—	139,054
Net income	—	—	—	172,231	—	—	172,231
Balance at December 31, 2024	$1,854	185,350,510	$3,880,936	$(2,438,074)	$(121,185)	(10,182,985)	$1,323,531
Shares repurchased	—	—	—	—	(70,239)	(2,978,111)	(70,239)
Shares retired	(38)	(3,813,831)	(76,574)	—	76,613	3,813,831	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(15,004)	(505,577)	(15,004)
Cash dividends ($0.80 per common share)	—	—	—	(141,602)	—	—	(141,602)
Shares issued under ESPP	—	72,189	1,633	—	—	—	1,633
Stock-based compensation, net of forfeitures	8	824,377	17,263	—	—	(24,912)	17,271
Time-based cash or equity settled units settled as equity	1	62,500	1,755	—	—	—	1,756
Contribution to Enerflex	—	—	(1,123)	—	—	—	(1,123)
Shares issued for NGCS Acquisition	22	2,251,014	52,944	—	—	—	52,966
Net income	—	—	—	322,290	—	—	322,290
Balance at December 31, 2025	$1,847	184,746,759	$3,876,834	$(2,257,386)	$(129,816)	(9,877,754)	$1,491,479

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$322,290	$172,231	$104,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,761	193,194	166,241
Long-lived and other asset impairment	18,290	10,681	12,041
Non-cash restructuring charges	—	—	221
Equity in net loss of unconsolidated affiliate	503	—	—
Unrealized change in fair value of investment in unconsolidated affiliate	25	1,484	973
Inventory write-downs	913	550	545
Amortization of operating lease right-of-use assets	4,675	3,852	3,319
Amortization of deferred financing costs	6,360	5,072	5,729
Amortization of debt premium	(2,006)	(2,006)	(2,006)
Amortization of capitalized implementation costs	3,335	3,009	2,624
Debt extinguishment loss	890	3,181	—
Stock-based compensation expense	19,027	14,646	12,998
Provision for credit losses	1,164	381	224
Gain on sale of assets, net	(47,081)	(17,887)	(10,199)
Deferred income tax provision	97,791	58,090	35,658
Amortization of contract costs	22,061	23,877	21,289
Deferred revenue recognized in earnings	(23,983)	(15,001)	(16,464)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,291)	524	(9,123)
Inventory	(10,477)	(1,920)	4,189
Other assets	(45,212)	(2,537)	(1,895)
Contract costs	(23,560)	(23,902)	(24,292)
Accounts payable and other liabilities	3,501	(15,850)	(12,166)
Deferred revenue	26,031	18,052	15,386
Other	100	(130)	(103)
Net cash provided by operating activities	622,107	429,591	310,187

Cash flows from investing activities:
Capital expenditures	(502,465)	(359,032)	(298,632)
Proceeds from sale of business	71,000	—	—
Proceeds from sale of property, equipment and other assets	120,839	67,591	72,206
Proceeds from insurance and other settlements	3,811	45	1,222
Cash paid in TOPS Acquisition, net of cash acquired	—	(866,170)	—
Cash paid in NGCS Acquisition, net of cash acquired	(294,613)	—	—
Investments in unconsolidated affiliates	(5,471)	(2,497)	(7,287)
Net cash used in investing activities	(606,899)	(1,160,063)	(232,491)

Cash flows from financing activities:
Borrowings of long-term debt	2,143,151	1,429,500	802,825
Repayments of long-term debt	(1,633,001)	(1,308,200)	(767,050)
Redemption and partial repayment of 2027 Notes	(300,000)	(201,987)	—
Proceeds from 2032 Notes offering	—	700,000	—
Payments of debt issuance costs	(1,890)	(12,338)	(6,031)
Dividends paid to stockholders	(141,602)	(110,374)	(95,796)
Repurchases of common stock	(70,239)	(13,337)	(8,860)
Taxes paid related to net share settlement of equity awards	(15,004)	(6,574)	(3,829)
Net proceeds from issuance of common stock	—	255,747	—
Proceeds from stock issued under ESPP	1,633	1,117	817
Contribution to Enerflex	(1,123)	—	—
Net cash (used in) provided by financing activities	(18,075)	733,554	(77,924)
Net (decrease) increase in cash and cash equivalents	(2,867)	3,082	(228)
Cash and cash equivalents, beginning of period	4,420	1,338	1,566
Cash and cash equivalents, end of period	$1,553	$4,420	$1,338

Archrock, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$160,986	$120,544	$107,765

Supplemental disclosure of non-cash investing transactions:
Accrued capital expenditures	$8,900	$19,742	$25,689
Issuance of Archrock common stock pursuant to TOPS Acquisition	—	139,054	—
Issuance of Archrock common stock pursuant to NGCS Acquisition	52,966	—	—

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

We operate in two business segments: contract operations and aftermarket services. Our contract operations business primarily includes designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment, including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

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

Except as otherwise noted, any capitalized term used but not defined in our Financial Statements or our 2025 Form 10-K shall have the same meaning provided in our 2024 Form 10-K.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

Goodwill

The goodwill acquired in connection with the TOPS Acquisition and the NGCS Acquisition represents the excess of consideration transferred over the fair value of the assets acquired and liabilities assumed. We review the carrying amount of our goodwill on a quarterly basis, or whenever indicators of potential impairment exist, to determine if the carrying amount of a reporting unit exceeds its fair value, including the applicable goodwill. In addition, we perform an annual qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is impaired. If the fair value is more-likely-than-not impaired, we perform a quantitative impairment test to identify impairment and measure the amount of impairment loss to be recognized, if any.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The quantitative impairment test (i) allocates our assets and liabilities to our reporting units, contract operations and aftermarket services, (ii) calculates the fair value of the reporting units and (iii) determines the impairment loss, if any, as the amount by which the carrying amount of the reporting unit exceeds its fair value (limited to the total amount of goodwill allocated to that reporting unit). All of the goodwill recognized in the TOPS Acquisition and the NGCS Acquisition was attributed to our contract operations reporting unit.

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

The lease term includes options to extend when we are reasonably certain to exercise the option. Short–term leases, those with an initial term of 12 months or less, are not recorded on the balance sheet. Variable lease costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease expense for lease payments is recognized on a straight–line basis over the term of the lease.

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

Internal–Use Software

Certain of our contracts have been deemed to be hosting arrangements that are service contracts.  Certain costs incurred for the implementation of a hosting arrangement that is a service contract are capitalized and amortized on a straight–line basis over the term of the respective contract. Amortization begins for each component of the hosting arrangement when the component becomes ready for its intended use.

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

As of December 31, 2025, two customers accounted for approximately 30% of our consolidated trade accounts receivable, primarily related to our contract operations segment.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Investments in Unconsolidated Affiliates and Other Strategic Investments

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

For investments that are not accounted for under the equity method and that do not have readily determinable fair values, we have elected the fair value measurement alternative to record these investments at cost minus impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investments in equity securities measured using the fair value measurement alternative are reviewed for impairment or observable price changes in orderly transactions each reporting period.

3. Recent Accounting Developments

Accounting Standards Updates Implemented

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends Topic 326 to provide for a practical expedient for all entities and an accounting policy election for entities other than public business entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASU 2016-10, Revenue from Contracts with Customers (Topic 606). All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We adopted ASU 2025-05 on January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on our consolidated financial statements.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. We adopted ASU 2023-09 retrospectively during the year ended December 31, 2025. See Note 23 (“Income Taxes”) for further details.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. ASU 2023-07 allows disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. We adopted ASU 2023-07 retrospectively during the year ended December 31, 2024. See Note 28 (“Segments”) for further details.

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, to reduce diversity in practice and provide decision-useful information to a joint venture’s investors by requiring that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture will recognize and initially measure its assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance, on the date of formation. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information to do so. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or been made available for issuance, either prospectively or retrospectively. We adopted ASU 2023-05 during the year ended December 31, 2025 and its adoption had no impact on our consolidated financial statements.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

4. Business Transactions

Flowco Disposition

On August 1, 2025, we completed the sale of certain contract operations customer agreements and approximately 155 compressors, comprising approximately 47,000 horsepower, used to provide compression services under those agreements along with other supporting assets, for aggregate total consideration of $71.0 million. Goodwill, customer-related intangible assets and deferred revenue were allocated based on a ratio of the horsepower sold relative to the total horsepower of the asset group. The disposal group was classified as held for sale as of June 30, 2025, and its carrying value was adjusted to estimated fair value less costs to sell. We recorded a write-down of $9.6 million during the year ended December 31, 2025, which is included in long-lived and other asset impairment in our consolidated statements of operations.

NGCS Acquisition

On May 1, 2025, we completed the NGCS Acquisition, whereby we acquired all of the issued and outstanding equity interests in NGCS, including a fleet of approximately 326,000 operating horsepower and an 18,000 horsepower backlog of contracted new equipment, for aggregate total consideration of $349.4 million. Total consideration consisted of $296.5 million in cash, of which we paid $265.1 million to NGCSI sellers and $31.4 million to NGCSE sellers, and approximately 2.3 million shares of common stock issued to NGCSE sellers with an NGCS acquisition date fair value of $53.0 million. The cash portion of the purchase price was funded with borrowings under the Credit Facility. In accordance with the terms of the Merger Agreement, customary post-closing adjustments were made during the third quarter of 2025, resulting in a reduction to the purchase price of approximately $2.0 million.

The NGCS Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the NGCS acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations. Our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to deferred tax liabilities, tax contingencies and goodwill, which could impact future income tax expense. The final valuation of net assets acquired is expected to be completed as soon as practicable, but no later than one year from the NGCS acquisition date.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the NGCS acquisition date:

(in thousands)	NGCSI	NGCSE	NGCS
Cash	$1,671	$188	$1,859
Accounts receivable	4,960	47	5,007
Inventory	11,385	—	11,385
Other current assets	143	—	143
Property, plant and equipment	200,637	40,460	241,097
Operating lease right of use asset	138	—	138
Goodwill	51,491	22,091	73,582
Intangible assets	33,320	31,210	64,530
Other assets	385	—	385
Accounts payable, trade	(2,700)	(49)	(2,749)
Accrued liabilities	(1,751)	(225)	(1,976)
Operating lease liabilities	(138)	—	(138)
Deferred tax liabilities	(33,988)	(9,374)	(43,362)
Other liabilities	(463)	—	(463)
Purchase price	$265,090	$84,348	$349,438

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

Results of Operations

The results of operations attributable to the NGCS Acquisition have been included in our consolidated financial statements as part of our contract operations segment since the NGCS acquisition date. Revenue attributable to the assets acquired from the NGCS acquisition date through December 31, 2025 was $52.5 million. We are unable to provide earnings attributable to the assets acquired and liabilities assumed since the NGCS acquisition date, as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Transaction-Related Costs

The following table presents transaction-related costs incurred in connection with the NGCS Acquisition by cost type:

(in thousands)	Year Ended December 31, 2025
Professional fees (1)	$6,897
Compensation-related costs (2)	1,780
Other costs	454
Total transaction-related costs	$9,131
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to NGCSI employee retention and severance associated with the NGCS Acquisition. Payments are due and payable at various times up to and including the one-year anniversary of the NGCS Acquisition.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the years ended December 31, 2025 and 2024 was derived by adjusting our historical financial statements in order to give effect to the assets acquired and liabilities assumed in the NGCS Acquisition. The NGCS Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2024, and reflects the following:

●	the effects of the NGCSI employee retention and other compensation-related arrangements associated with the NGCS Acquisition;
●	the application of our accounting policies and adjusting the results of NGCS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2024;
●	the interest expense resulting from borrowings under the Credit Facility used to fund the cash portion of the purchase price;
●	the amortization of debt issuance costs associated with the Second Amendment to the Amended and Restated Credit Agreement;
●	the exclusion of $7.4 million of nonrecurring financial advisory, legal, audit and other professional fees incurred related to the NGCS Acquisition and recorded to transaction-related costs in our consolidated statements of operations during the year ended December 31, 2025. The year ended December 31, 2024 pro forma earnings were adjusted to reflect these charges; and
●	the income tax effects of the adjustments based on the estimated blended statutory tax rate of 23%.

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

	Year ended December 31,
(in thousands)	2025	2024
Revenue	$1,516,095	$1,236,300
Net income attributable to Archrock stockholders	330,079	163,367

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

Results of Operations

The results of operations attributable to the TOPS Acquisition have been included in our consolidated financial statements as part of our contract operations segment since the TOPS acquisition date. Revenue attributable to the assets acquired from the TOPS acquisition date through December 31, 2024 was $65.5 million. We are unable to provide earnings attributable to the assets acquired and liabilities assumed since the TOPS acquisition date, as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Transaction-Related Costs

We recorded $3.6 million and $13.2 million of transaction-related costs in our consolidated statements of operations during the years ended December 31, 2025 and December 31, 2024, respectively.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents transaction-related cost incurred by cost type:

	Year Ended December 31,
(in thousands)	2025	2024
Professional fees (1)	$936	$11,387
Compensation-related costs (2)	2,618	1,553
Other costs	20	309
Total transaction-related costs	3,574	13,249
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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

Intangible Assets

The intangible assets consist of customer relationships and trade names that have estimated useful lives of 12 years and five years, respectively. The amount of intangible assets and their associated useful lives were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

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

5. Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	December 31,
(in thousands)	2025	2024
Customer related:
Third party	$128,318	$123,107
Related parties (1)	1,739	3,585
Other	13,475	6,200
Accounts receivable	143,532	132,892
Allowance for credit losses	(1,205)	(414)
Accounts receivable, net	$142,327	$132,478
(1)	See Note 27 (“Related Party Transactions”) for further details.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2025 and 2024, our receivables from contracts with customers, net of allowance for credit losses, were $128.9 million and $126.3 million, respectively.

Allowance for Credit Losses

The changes in our allowance for credit losses are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$414	$587	$1,674
Provision for credit losses	1,164	381	224
Write-offs charged against allowance	(373)	(554)	(1,311)
Balance at end of period	$1,205	$414	$587

6. Inventory

Inventory is comprised of the following:

	December 31,
(in thousands)	2025	2024
Parts and supplies	$96,943	$76,505
Work in progress	12,804	13,181
Inventory	$109,747	$89,686

During the years ended December 31, 2025, 2024 and 2023 we recorded write–downs to inventory of $0.9 million, $0.6 million and $0.5 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value.

7. Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

(in thousands)	2025	2024
Compression equipment, facilities and other fleet assets	$4,791,318	$4,392,818
Land and buildings	36,058	32,060
Transportation and shop equipment	147,160	118,413
Computer hardware and software	79,367	78,021
Other	11,997	7,411
Property, plant and equipment	5,065,900	4,628,723
Accumulated depreciation	(1,407,811)	(1,304,893)
Property, plant and equipment, net	$3,658,089	$3,323,830

Depreciation expense was $242.3 million, $185.1 million and $159.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. Assets under construction of $95.7 million and $125.0 million at December 31, 2025 and 2024, respectively, primarily consisted of compression equipment and other fleet assets.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

8. Leases

We have operating leases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of less than one year to approximately seven years and most include options to extend the lease term, at our discretion, for an additional one to ten years. We are not, however, reasonably certain that we will exercise any of the options to extend them and as such, they have not been included in the remaining lease terms.

Financial and other supplemental information related to our operating leases is as follows:

		December 31,
(in thousands)	Classification	2025	2024
ROU assets	Operating lease ROU assets	$13,581	$15,365

Lease liabilities
Current	Accrued liabilities	$4,314	$4,121
Noncurrent	Operating lease liabilities	10,220	12,415
Total lease liabilities		$14,534	$16,536

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$5,620	$4,607	$4,131
Short-term lease cost	872	390	412
Variable lease cost	2,446	1,901	1,881
Total lease cost	$8,938	$6,898	$6,424

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$5,837	$6,692	$6,157
Operating lease ROU assets obtained in exchange for lease liabilities, net (1)	2,848	5,120	710
(1) Includes decreases to our ROU assets of $0.9 million, and $0.4 million related to lease modifications during 2025 and 2023 respectively. There were no lease modifications during 2024 that resulted in decreases to our ROU assets.

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)	4.2	4.9	6.0
Weighted-average discount rate	5.9%	5.6%	4.9%

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Remaining maturities of our lease liabilities as of December 31, 2025 are as follows:

(in thousands)
2026	$4,675
2027	3,658
2028	2,950
2029	2,771
2030	1,902
Thereafter	435
Total lease payments	16,391
Less: Interest	(1,857)
Total lease liabilities	$14,534

9. Goodwill and Intangible Assets, net

Goodwill

The amount of goodwill resulting from the TOPS Acquisition and the NGCS Acquisition is attributable to the expansion of our services in the Permian Basin where we currently operate and was allocated to our contract operations segment. Goodwill is considered to have an indefinite life and is reviewed on a quarterly basis for impairment or more frequently if indicators of potential impairment exist. During the fourth quarter of 2025, we performed an annual qualitative goodwill impairment assessment and determined that it is not more-likely-than-not that the fair value of our reporting unit is impaired. As a result, we determined that performance of a quantitative impairment test is not required. See Note 4 (“Business Transactions”) for further details.

The changes in goodwill are as follows:

	December 31,
(in thousands)	2025	2024
Balance at beginning of period	$52,155	$—
TOPS Acquisition	—	52,155
NGCS Acquisition	73,582	—
Flowco Disposition	(548)	—
Balance at end of period	$125,189	$52,155

Intangible Assets, net

Intangible assets include customer relationships associated with various business and asset acquisitions as well as trade name intangible assets associated with the TOPS Acquisition and the NGCS Acquisition. These acquired intangible assets were recorded at fair value determined as of the TOPS acquisition date and the NGCS acquisition date and are being amortized over the period we expect to benefit from the assets. See Note 4 (“Business Transactions”) for further details.

Intangible assets, net is comprised of the following:

	December 31,
(in thousands)	2025	2024
Gross carrying amount	$202,808	$218,564
Accumulated amortization	(58,861)	(120,293)
Intangible assets, net	$143,947	$98,271

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Intangible assets are amortized on a straight–line basis with estimated useful lives ranging from five to 25 years. Amortization expense was $14.5 million, $8.1 million and $6.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense for each of the subsequent five fiscal years and thereafter is expected to be as follows:

(in thousands)
2026	$15,624
2027	14,749
2028	14,394
2029	13,730
2030	12,193
Thereafter	73,257
Total	$143,947

10. Contract Costs

For our contract operations segment, we capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized contract costs include commissions paid to our sales force to obtain contract operations contracts. We expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment, as the amortization period is less than one year. We had contract costs of $3.1 million and $4.1 million associated with sales commissions recorded in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

For our contract operations segment, we capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Contract costs incurred to fulfill our customer contracts include freight charges to transport compression assets before transferring services to the customer and mobilization activities associated with our contract operations services. Aftermarket services fulfillment costs are recognized based on the percentage–of–completion method applicable to the customer contract and do not typically result in the recognition of a contract asset. We had contract costs of $20.2 million and $19.8 million associated with freight and mobilization recorded in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Contract operations costs to obtain and fulfill a contract are amortized based on the transfer of service to which the assets relate, which is estimated based on the average contract term, including anticipated renewals. Annually, we assess whether the estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales, exclusive of depreciation and amortization. During the years ended December 31, 2025, 2024 and 2023, we amortized $2.8 million, $2.3 million and $1.9 million, respectively, related to sales commissions, and $19.3 million, $21.5 million and $19.4 million, respectively, related to freight and mobilization.

11. Hosting Arrangements

Capitalized implementation costs and accumulated amortization related to our hosting arrangements that are service contracts are as follows:

	December 31,
(in thousands)	2025	2024
Hosting arrangements	$23,095	$20,002
Accumulated amortization	(11,664)	(8,329)
Hosting arrangements, net	$11,431	$11,673

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

These costs are included in other assets in our consolidated balance sheets. Amortization expense, which is recorded in SG&A in our consolidated statements of operations, was $3.3 million, $3.0 million and $2.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.

12. Investments in Unconsolidated Affiliates and Other Strategic Investments

Investment in FGC Holdco

On October 1, 2024, we, together with ColdStream, entered into a limited liability agreement with FGC Holdco, a company that designs, manufactures and sells MaCH4 NRS equipment, through distributors. As of the effective date of the agreement, FGC Holdco had initial authorized capital of 1.0 million units, with 68% of its units issued to ColdStream and 32% of its units issued to us at a cost of $0.001 per unit. Subject to certain contractual provisions, we are obligated to fund, as capital contributions, our proportionate share of FGC Holdco’s general, administrative and operational costs and expenses. During the year ended December 31, 2025, we invested $0.5 million in FGC Holdco, and as of both December 31, 2025 and 2024, the carrying value of our investment in FGC Holdco, including transaction costs of $0.2 million, was $0.2 million, which is included in other assets in our consolidated balance sheets.

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

As of December 31, 2025, we had a $0.2 million basis difference between the cost of our investment and our proportionate share of the carrying value of FGC Holdco’s underlying net assets. The basis difference is primarily attributed to intangible assets and is being amortized over the estimated 20-year useful life. Basis differences are updated as needed to reflect the impact of additional capital contributions. We recognized losses of $0.5 million related to our investment in FGC Holdco for the year ended December 31, 2025, which is included in equity in net loss of unconsolidated affiliate, in our consolidated statements of operations.

The investment is included in other assets in our consolidated balance sheets. Cash contributions are included in the investing activities section of our consolidated statements of cash flows. See Note 27 (“Related Party Transactions”) for further details.

Investment in Ionada

We are the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. As of December 31, 2025 and 2024, we had a fully diluted ownership equity interest in Ionada of 12%. We have elected the fair value measurement alternative to account for this investment. See Note 25 (“Fair Value Measurements”) for further details.

At December 31, 2025 and 2024, the carrying value of our investment in Ionada was $5.5 million, including cumulative transaction costs of $0.5 million, and is included in other assets in our consolidated balance sheets. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments up to $6.1 million prior to July 2026, for a fully diluted ownership interest up to 24%.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Investment in ECOTEC

We hold a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the years ended December 31, 2025, 2024 and 2023, we recognized unrealized losses of $0.0 million, $1.5 million and $1.0 million, respectively, related to the change in fair value of our investment. Changes in the fair value of this investment are recognized in other expense, net in our consolidated statements of operations. During the year ended December 31, 2024, we contributed $1.3 million to maintain our 25% ownership interest in ECOTEC, which is included in other assets in our consolidated balance sheets. See Note 25 (“Fair Value Measurements”) for further details.

Other Strategic Investments

On December 19, 2025, we entered into a SAFE with Shoreline AI, a software-as-a-service company, focused on predictive maintenance for energy infrastructure assets. We have elected the fair value measurement alternative to account for this investment and at December 31, 2025, the carrying value of our investment was equal to its $5.2 million cost, including cumulative transaction costs of $0.2 million, and is included in other assets in our consolidated balance sheets.

13. Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31,
(in thousands)	2025	2024
Accrued salaries and other benefits	$61,017	$56,873
Accrued income and other taxes	17,192	8,434
Accrued interest	31,037	35,366
Accrued sales and use tax audit settlement liabilities	9,867	—
Other accrued liabilities	25,911	23,432
Accrued liabilities	$145,024	$124,105

14. Contract Liabilities

As of December 31, 2025 and 2024, our contract liabilities were $12.0 million and $10.0 million, respectively. These liabilities are included in deferred revenue and other liabilities in our consolidated balance sheets.

During the years ended December 31, 2025 and 2024, we deferred revenue of $26.0 million and $18.1 million, respectively, and recognized revenue of $24.0 million and $15.0 million, respectively. The revenue recognized and deferred during the periods is primarily related to freight billings for contract operations and milestone billings for aftermarket services.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

15. Long–Term Debt

Long–term debt is comprised of the following:

(in thousands)	December 31, 2025	December 31, 2024
Credit Facility	$918,475	$408,325

6.625% senior notes due September 2032:
Principal outstanding	700,000	700,000
Unamortized debt issuance costs	(8,356)	(9,609)
	691,644	690,391
6.25% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	4,513	6,519
Unamortized debt issuance costs	(3,739)	(5,401)
	800,774	801,118
6.875% senior notes due April 2027:
Principal outstanding	—	300,000
Unamortized debt issuance costs	—	(1,458)
	—	298,542

Long-term debt	$2,410,893	$2,198,376

Credit Facility

Third Amendment to the Amended and Restated Credit Agreement

On December 12, 2025, we amended our Amended and Restated Credit Agreement to, among other things, remove the 0.10% per annum credit spread adjustment that was previously included in the calculation of the interest rate applicable to the loans made under the Credit Facility, decrease the applicable margin for all borrowings by 0.25% per annum such that the applicable margin for borrowings varies and decrease the commitment fee payable on the daily unused amount of the Credit Facility from 0.375% per annum to 0.25% per annum when less than 50% of the Credit Facility is utilized. We did not incur any transaction costs related to the Third Amendment to the Amended and Restated Credit Agreement.

As of December 31, 2025, there were $3.0 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings was 2.0%. The weighted average annual interest rate on the outstanding balance under our Credit Facility was 5.8% and 6.8% at December 31, 2025 and 2024, respectively. We incurred $1.9 million, $2.1 million and $1.7 million in commitment fees during the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of December 31, 2025.

Second Amendment to the Amended and Restated Credit Agreement

On May 16, 2025, we amended our Amended and Restated Credit Agreement to, among other things, increase the borrowing capacity of the Credit Facility from $1.1 billion to $1.5 billion and to provide for the ability for the borrowers to request additional increases in the aggregate commitments under the Credit Facility to a total amount not to exceed $2.3 billion (with any increase being at the discretion of the lenders and subject to the satisfaction of certain conditions set forth in the Amended and Restated Credit Agreement).

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2025, we incurred $1.9 million in transaction costs related to the Second Amendment to the Amended and Restated Credit Agreement, which were included in other assets in our consolidated balance sheets and are being amortized over the remaining term of the Credit Facility.

First Amendment to the Amended and Restated Credit Agreement

In August 2024, we amended our Amended and Restated Credit Agreement to, among other things:

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

Amended and Restated Credit Agreement

In May 2023, we amended and restated our Credit Facility to, among other things:

●	extend the maturity date of the Credit Facility from November 8, 2024 to May 16, 2028 or December 3, 2027 (if any portion of the 2028 Notes remain outstanding at such date);
●	change the referenced rate from LIBOR to SOFR so that borrowings under the Credit Facility bear interest at, based on our election, either a base rate or SOFR, plus an applicable margin; and
●	increase the portion of the Credit Facility available for the issuance of swing line loans from $50.0 million to $75.0 million.

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

Other Facility Terms

The Credit Facility bears interest at either a base rate or SOFR, at our option, plus an applicable margin. The base rate is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month SOFR plus 1.00%. Depending on our leverage ratio, the applicable margin varies (i) in the case of base rate loans, from 0.75% to 1.50% and (ii) in the case of SOFR loans, from 1.75% to 2.5%.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors, the largest of which is compressors. Borrowings under the Credit Facility are secured by substantially all of our personal property assets and certain of our subsidiaries.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2025, the following consolidated financial ratios, as defined in our Amended and Restated Credit Agreement, were required:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.0 to 1.0
Total Debt to EBITDA (1)	5.25 to 1.0
(1) Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

2034 Notes

On January 21, 2026, we completed a private offering of $800.0 million aggregate principal amount of 6.0% senior notes due 2034 and received net proceeds of $789.4 million after deducting issuance costs. In January 2026, the approximately $10.6 million of issuance costs were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statement of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

The 2034 Notes have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the U.S. except pursuant to a registration exemption under the Securities Act and applicable state securities laws. We offered and issued the 2034 Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain non-U.S. persons outside the U.S. in accordance with Regulation S under the Securities Act. The 2034 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us, and by all of our existing subsidiaries, other than Archrock Partners Finance Corp., which is the issuer of the 2034 Notes. The 2034 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior unsecured indebtedness.

We may, at our option, redeem all or part of the 2034 Notes at any time on or after February 1, 2029, at specified redemption prices, plus any accrued and unpaid interest. In addition, prior to February 1, 2029, we may redeem up to 40% of the 2034 Notes, in an amount equal to the net cash proceeds of one or more equity offerings, at a specified redemption price, plus any accrued and unpaid interest. We may also redeem all or part of the 2034 Notes at any time prior to February 1, 2029 at a redemption price equal to the principal amount and a make whole premium, plus any accrued and unpaid interest.

The indenture governing the 2034 Notes contains covenants that, among other things, limit our ability to pay dividends on, repurchase or redeem our common stock or repurchase or redeem subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred securities; create or incur certain liens; sell assets; consolidate, merge or transfer all or substantially all of our assets; enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; engage in transactions with affiliates; and create unrestricted subsidiaries.  If the 2034 Notes achieve an investment grade rating from any two out of three of Moody’s Investors Service, Inc., Fitch Ratings, Inc. and S&P Global Ratings and no default has occurred and is continuing, many of these covenants will terminate.  The indenture governing the 2034 Notes also contains customary events of default.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

2032 Notes

In August 2024, we completed a private offering of $700.0 million aggregate principal amount of 6.625% senior notes due September 2032 and received net proceeds of $690.0 million after deducting issuance costs. The $10.0 million of issuance costs were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statement of operations over the term of the notes. A portion of the net proceeds were used to fund a portion of the cash consideration for the TOPS Acquisition, the 2027 Notes Tender Offer and to repay borrowings outstanding under our Credit Facility.

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

The indenture governing the 2032 Notes contains covenants that, among other things, limit our ability to pay dividends on, repurchase or redeem our common stock or repurchase or redeem subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred securities; create or incur certain liens; sell assets; consolidate, merge or transfer all or substantially all of our assets; enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; engage in transactions with affiliates; and create unrestricted subsidiaries.  If the 2032 Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and S&P Global Ratings and no default has occurred and is continuing, many of these covenants will terminate.  The indenture governing the 2032 Notes also contains customary events of default.

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

The net proceeds from the 2028 Notes were used to repay borrowings outstanding under our Credit Facility. Issuance costs related to the 2028 Notes are considered deferred financing costs, and together with the issue premium of the December 2020 offering of 2028 Notes, are recorded within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statements of operations over the terms of the notes.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and all of our existing subsidiaries, other than Archrock Partners, L.P. and Archrock Partners Finance Corp., which are co–issuers of both offerings, and certain of our future subsidiaries. The 2028 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior unsecured indebtedness.

The 2028 Notes may be redeemed at any time, in whole or in part, at specified redemption prices and make–whole premiums, plus any accrued and unpaid interest.

The indenture governing the 2028 Notes contains covenants that, among other things, limit our ability to pay dividends on, repurchase or redeem our common stock or repurchase or redeem subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred securities; create or incur certain liens; sell assets; consolidate, merge or transfer all or substantially all of our assets; enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; engage in transactions with affiliates; and create unrestricted subsidiaries.  If the 2028 Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and S&P Global Ratings and no default has occurred and is continuing, many of these covenants will terminate.  The indenture governing the 2028 Notes also contains customary events of default.

2027 Notes

In March 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs of $8.8 million. The $500.0 million of notes were issued at 100% of their face value and have an effective interest rate of 7.9%.

The net proceeds from the 2027 Notes were used to repay borrowings outstanding under our Credit Facility. Issuance costs related to the 2027 Notes were considered deferred financing costs and were recorded within long-term debt in our consolidated balance sheets and were being amortized to interest expense in our consolidated statements of operations over the terms of the notes.

2027 Notes Tender Offer

In connection with the offering of the 2032 Notes, we completed a concurrent cash tender offer of $202.0 million, which reflects approximately 101% of the $200.0 million aggregate principal amount of the tendered 2027 Notes and $0.2 million of agent and legal fees. On the date of tender, the net carrying value of the tendered 2027 Notes was $198.8 million and we recorded a debt extinguishment loss of $3.2 million in our consolidated statements of operations during the year ended December 31, 2024.

2027 Notes Redemption

On November 17, 2025, we repurchased our 2027 Notes. The 2027 Notes were redeemed at 100% of their $300.0 million aggregate principal amount plus accrued and unpaid interest of approximately $2.6 million with borrowings under the Credit Facility. We recorded a debt extinguishment loss of $0.9 million related to unamortized debt issuance costs during the fourth quarter of 2025.

Debt Covenant Compliance

As of December 31, 2025, we were in compliance with all covenants under our Debt Agreements, excluding the 2034 Notes, which were issued in January 2026 and not subject to covenant compliance as of December 31, 2025.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Maturities of Long–Term Debt

Principal maturities of long–term debt over the next five years are as follows:

(in thousands)
2026	$—
2027	—
2028	1,718,475
2029	—
2030	—
Long-term debt maturities through 2030	$1,718,475

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

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is reasonably possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of both December 31, 2025 and 2024, we accrued $7.9 million and $8.6 million, respectively, for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our consolidated financial position, but it is reasonably possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

As of December 31, 2024, $0.6 million of the tax contingencies mentioned above related to audits that had advanced to the contested hearing phase, and by December 31, 2025, these audits are now closed. As of December 31, 2025 and 2024, $3.1 million and $4.3 million of the tax contingencies mentioned above had an offsetting indemnification asset, respectively.

We settled certain sales and use tax audits for which we recorded a net benefit of $27.8 million during the year ended December 31, 2025, which is primarily reflected as a decrease to cost of sales, exclusive of depreciation and amortization. For subsequent open certain sales and use tax periods, we recorded tax credits as a net benefit of $8.0 million during the year ended December 31, 2025, which is primarily reflected as a decrease to cost of sales, exclusive of depreciation and amortization. As of December 31, 2025, these settlements and credits were reflected in our consolidated balance sheet as a $41.5 million tax refund receivable and an offsetting $9.9 million in accrued liabilities and $1.0 million in other liabilities.

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

TOPS Acquisition

In August 2024, we completed the TOPS Acquisition and issued approximately 6.9 million shares of common stock to the sellers as part of the acquisition purchase price. The TOPS acquisition date fair value was $139.1 million and is reflected in common stock and additional paid-in capital in our consolidated statements of equity. See Note 4 (“Business Transactions”) for further details.

July 2024 Equity Offering

In July 2024, Archrock sold, pursuant to a public underwriting offering, approximately 12.7 million shares of common stock, including approximately 1.7 million shares of common stock pursuant to an over-allotment option. Archrock received net proceeds of $255.7 million, after deducting underwriting discounts, commissions and offering expenses. Proceeds from this equity offering were used to fund a portion of the TOPS Acquisition.

Share Repurchases

Share Repurchase Program

Our Board of Directors authorized the Share Repurchase Program in April 2023 that allowed us to repurchase and retire up to $50.0 million of outstanding common stock. Between April 2024 and October 2025, extensions of the Share Repurchase Program were approved by our Board of Directors authorizing an additional $200.0 million, or a total of $250.0 million, to repurchase and retire outstanding common stock through December 31, 2026.  As of December 31, 2025, available capacity under the Share Repurchase Program was $117.7 million. Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time.

Through December 31, 2025, we repurchased 4,461,311 common shares at an average price of $20.72 per share for an aggregate of $92.4 million and retired 3,813,831 common shares at an average price of $20.09 per share for an aggregate of $76.6 million under the Share Repurchase Program. On January 9, 2026, we retired 647,480 common shares at an average price of $24.44 per share for an aggregate of $15.8 million for shares repurchased during the fourth quarter 2025.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Shares Withheld to Cover

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

The following table summarizes shares repurchased and shares withheld:

	Year Ended December 31, 2025
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	2,978,111	$23.59	$70,239
Shares withheld related to net settlement of equity awards	505,577	29.68	15,004
Total	3,483,688	$24.47	$85,243

	Year Ended December 31, 2024
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	732,826	$18.20	$13,337
Shares withheld related to net settlement of equity awards	392,177	16.76	6,574
Total	1,125,003	$17.70	$19,911

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2025, 2024 and 2023:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2025
Q4	$0.210	$36,876
Q3	0.210	36,921
Q2	0.190	33,620
Q1	0.190	34,185

2024
Q4	$0.175	$30,690
Q3	0.165	27,865
Q2	0.165	25,819
Q1	0.165	26,000

2023
Q4	$0.155	$24,190
Q3	0.155	24,250
Q2	0.150	23,504
Q1	0.150	23,852

On January 29, 2026, our Board of Directors declared a quarterly dividend of $0.22 per share of common stock, or approximately $38.7 million, which was paid on February 18, 2026 to stockholders of record at the close of business on February 10, 2026.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

18. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Contract operations:
0 ― 1,000 horsepower per unit	$424,362	$246,524	$170,320
1,001 ― 1,500 horsepower per unit	425,969	384,956	350,961
Over 1,500 horsepower per unit	421,165	348,295	287,183
Other (1)	585	630	975
Total contract operations revenue (2)	1,272,081	980,405	809,439

Aftermarket services:
Services	127,146	100,847	98,803
OTC parts and components sales	88,719	76,023	82,095
Other	1,872	316	—
Total aftermarket services revenue (3)	217,737	177,186	180,898

Total revenue	$1,489,818	$1,157,591	$990,337
(1)	Primarily relates to fees associated with owned non–compression equipment.
(2)	Includes $6.1 million, $5.3 million and $4.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales and other revenue is recognized at a point in time.

See Note 28 (“Segments”) for further details.

Performance Obligations

As of December 31, 2025, we had $851.1 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2032 as follows:

(in thousands)	2026	2027	2028	2029	2030	Thereafter (1)	Total
Remaining performance obligations	$543,250	$201,037	$71,017	$24,759	$9,784	$1,267	$851,114
(1) Performance obligations of $0.7 million and $0.6 million during the years ended December 31, 2031 and 2032, respectively.

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

19. Stock–Based Compensation

We recognize stock-based compensation expense related to restricted stock awards, restricted stock units, performance-based restricted stock units and shares issued under our ESPP. We account for forfeitures as they occur.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Equity award expense	$19,027	$14,646	$12,998
Liability award expense	12,518	18,393	7,910
Total stock-based compensation expense	$31,545	$33,039	$20,908

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

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then–current market price to cover taxes required to be withheld on the vesting date. During the years ended December 31, 2025, 2024 and 2023, we withheld 505,577 shares valued at $15.0 million, 392,177 shares valued at $6.6 million and 383,128 shares valued at $3.8 million, respectively, to cover tax withholding.

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

Restricted Stock Awards and Performance–Based Restricted Stock Units

Grants of restricted stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs on the one-year anniversary of the grant date or in three equal installments following the date of grant. Compensation expense is recognized over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock includes rights to receive dividends or dividend equivalents.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

The assumptions that were used to estimate the fair value of our total shareholder return performance–based restricted stock units are as follows:

	Year Ended December 31,
	2025	2024	2023
Remaining performance period as of grant date (in years)	2.9	2.9	2.9
Risk-free interest rate used	4.2%	4.1%	3.9%
Grant-date fair value	$47.98	$23.67	$15.68

Activity related to our restricted stock and performance–based restricted stock units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
(in thousands, except per share amounts)	Shares	Per Share
Non-vested restricted stock and performance-based restricted stock units, December 31, 2024	2,276	$12.81
Granted	642	28.45
Adjustment for performance	205	11.96
Vested	(1,375)	11.43
Canceled	(72)	21.97
Non-vested restricted stock and performance-based restricted stock units, December 31, 2025	1,676	$19.44

The grant date fair value of the restricted stock and performance–based restricted stock units granted during the years ended December 31, 2025, 2024 and 2023 was $18.3 million, $15.1 million and $15.3 million, respectively. The fair value of the restricted stock and performance–based restricted stock units vested during the years ended December 31, 2025, 2024 and 2023 was $ 40.7 million, $20.2 million and $12.4 million, respectively.

As of December 31, 2025, we expect $15.9 million of unrecognized compensation cost related to our non–vested restricted stock and performance–based restricted stock units to be recognized over the weighted–average period of 1.6 years.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Activity related to our cash–settled performance units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
(in thousands, except per share amounts)	Shares	Per Share
Non-vested cash-settled performance units, December 31, 2024	539	$10.67
Granted	100	29.99
Adjustment for performance	206	8.41
Vested	(412)	8.41
Canceled	—	—
Non-vested cash-settled performance units, December 31, 2025	433	$16.20

The grant date fair value of the cash settled performance units granted during the years ended December 31, 2025, 2024 and 2023 was $3.0 million, $2.1 million and $1.9 million, respectively. Cash paid upon vesting of the cash settled performance units during the years ended December 31, 2025 and 2024 was $12.2 million and $4.3 million, respectively.

As of December 31, 2025, we expect $3.7 million of unrecognized compensation cost related to our non–vested liability awards to be recognized over the weighted–average period of 1.2 years.

Time-Based Cash or Equity Settled Performance Units

Grants of  time-based cash or equity settled performance units vest in three equal installments following the grant date. These awards are payable in either cash or restricted stock units, at the employees’ option, based on the fair value of our common stock at the vesting date. These awards are subject to certain qualifying retirement provisions, are classified as liability awards and expense recognized based on the fair value measured at the end of each reporting period. These awards also include dividend equivalent rights that accumulate during the vesting period.

Activity related to our time-based cash or equity settled performance units is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
(in thousands, except per share amounts)	Shares	Per Share
Non-vested time-based cash or equity settled performance units, December 31, 2024	188	$16.00
Granted	88	29.99
Adjustment for performance	—	—
Vested	(63)	16.00
Canceled	—	—
Non-vested time-based cash or equity settled performance units, December 31, 2025	213	$21.76

The grant date fair value of the time-based cash or equity settled performance units granted during the years ended December 31, 2025 and 2024 was $2.6 million and $3.0 million, respectively. The first installment of these time-based cash or equity settled performance awards were settled as restricted stock units. The fair value of the restricted stock units vested during the year ended December 31, 2025 was $1.9 million.

As of December 31, 2025, we expect $0.6 million of unrecognized compensation cost related to non-vested time-based cash or equity settled performance units over a weighted-average period of 0.2 years.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1.0 million. As of December 31, 2025, 208,878 shares remained available for purchase under the ESPP.

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

There are 100,000 shares reserved under the DSDP and, as of December 31, 2025, 35,399 shares remained available to be issued under the plan.

20. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable IRS annual limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 6% of eligible compensation as of July 2024. Prior to July 2024, we made discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $7.7 million, $5.9 million and $5.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Idle compressors retired from the active fleet	90	95	105
Horsepower of idle compressors retired from the active fleet	38,000	66,000	53,000
Impairment recorded on idle compressors retired from the active fleet	$8,671	$10,681	$12,034

Assets Held For Sale

In connection with the Flowco Disposition, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell and recorded a write-down of $9.6 million during the year ended December 31, 2025, which is included in long-lived and other asset impairment in our consolidated statements of operations. See Note 4 (“Business Transactions”) for further details.

22. Restructuring Charges

During the second quarter of 2025, management approved and initiated a plan to exit certain facilities that were no longer deemed economical for our business, and during the year ended December 31, 2025, we executed the plan and incurred $0.9 million of costs to exit these facilities. The facility closure costs incurred under the above restructuring plan were recorded to restructuring charges in our consolidated statements of operations. We expect to incur additional restructuring charges of $0.3 million to $0.5 million over the next six months related to these restructuring activities.

During the first quarter of 2025, management approved and executed a plan to exit a facility no longer deemed economical for our business, and in the first quarter of 2025, we incurred $0.7 million of costs to exit this facility. The severance and property disposal costs incurred under this restructuring plan were recorded to restructuring charges in our consolidated statements of operations. We do not expect to incur additional restructuring charges related to these restructuring activities.

During the first quarter of 2023, a plan to further streamline our organization and more fully align our teams to improve our customer service and profitability was approved by management. We did not incur restructuring charges during the year ended December 31, 2024, and we do not expect to incur additional restructuring charges related to these restructuring activities.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
2025
Facility closure	$520	$—	$1,085	$1,605
Total restructuring charges	$520	$—	$1,085	$1,605

2023
Organizational restructuring	$101	$387	$1,287	$1,775
Total restructuring charges	$101	$387	$1,287	$1,775
(1) Represents expense incurred within our corporate function and not directly attributable to our segments.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents restructuring charges incurred by cost type:

	Year Ended December 31,
(in thousands)	2025	2023
Facility closure
Severance costs	$596	$—
Property disposal and closure costs	1,009	—
Total facility closure	1,605	—
Organizational restructuring
Organizational costs	—	1,517
Other restructuring costs	—	258
Total organizational restructuring costs	—	1,775
Total restructuring costs	$1,605	$1,775

23. Income Taxes

Tax Provision and Payments

The following table presents income before income taxes:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S.	$423,638	$232,380	$142,247
Foreign	—	—	—
Total	$423,638	$232,380	$142,247

The following table presents our provision for income taxes:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current tax provision:
U.S. federal	$424	$—	$—
State	2,630	2,059	1,591
Total current	3,054	2,059	1,591
Deferred tax provision:
U.S. federal	91,880	53,340	32,928
State	5,911	4,750	2,730
Total deferred	97,791	58,090	35,658
Provision for income taxes	$100,845	$60,149	$37,249

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents income taxes paid, net:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S. Federal	$1,145	$350	$—
State
Texas	1,706	1,204	1,020
New Mexico	193	162	—
Pennsylvania	109	190	220
Louisiana	40	180	30
Other	97	124	41
Total income taxes paid, net	$3,290	$2,210	$1,311

The following table reconciles the U.S. Federal statutory tax rate to our effective tax rate:

	Year Ended December 31,
(in thousands)	2025		2024		2023
U.S. Federal statutory tax rate	$88,964	21.0%	$48,800	21.0%	$29,872	21.0%
State and local income taxes, net of federal income tax effect (1)	6,907	1.6	5,425	2.3	3,550	2.5
Changes in valuation allowance (2)	(70)	0.0	257	0.1	634	0.4
Nontaxable or nondeductible items
Executive compensation limitation	9,455	2.2	7,146	3.1	3,470	2.4
Benefit from equity-settled long-term incentive compensation	(5,801)	(1.4)	(1,569)	(0.7)	(213)	(0.1)
Other	1,148	0.3	(139)	(0.1)	(182)	(0.1)
Changes in unrecognized tax benefits(3)	242	0.1	229	0.1	118	0.1
Effective tax rate	$100,845	23.8%	$60,149	25.9%	$37,249	26.2%
(1)	During the years ended December 31, 2025 and 2024, state taxes in New Mexico made up greater than 50% of the tax effect in this category. During the year ended December 31, 2023, state taxes in New Mexico and Texas made up greater than 50% of the tax effect in this category.
(2)	See “Tax Attributes and Valuation Allowances” below for further details.
(3)	Includes the expiration of statute of limitations. See “Unrecognized Tax Benefits” below for further details.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of our temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$147,123	$143,412
Interest expense limitation carryforward	25,420	41,555
Basis difference in unconsolidated affiliate	872	943
Goodwill and intangible assets	24,255	40,201
Accrued liabilities	8,329	8,351
Other	11,934	12,822
	217,933	247,284
Valuation allowances (1)	(1,441)	(1,462)
Total deferred tax assets	216,492	245,822

Deferred tax liabilities:
Property, plant and equipment	(159,165)	(78,477)
Basis difference in partnership	(245,941)	(221,149)
Other	(7,636)	(5,726)
Total deferred tax liabilities	(412,742)	(305,352)

Net deferred tax liability (2)	$(196,250)	$(59,530)
(1)	See “Tax Attributes and Valuation Allowances” below for further details.
(2)	The net deferred tax liability as of December 31, 2025 and 2024 is reflected in our consolidated balance sheets as deferred tax assets of $2.1 million and $3.0 million, respectively, and deferred tax liabilities of $198.3 million and $62.5 million, respectively.

Tax Attributes and Valuation Allowances

The following table presents changes in our valuation allowance:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$(1,462)	$(1,177)	$(607)
Additions to valuation allowance	(141)	(455)	(742)
Reductions to valuation allowance	162	170	172
Balance at end of period	$(1,441)	$(1,462)	$(1,177)

Pursuant to Section 382 and Section 383 of the Code, utilization of loss and credit carryforwards are subject to annual limitations due to any ownership changes of 5% stockholders. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a rolling three–year period. We do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of any Section 382 or Section 383 limitations. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal taxable income and future U.S. federal income tax may be limited in the future if we have a 50% or more ownership change in our 5% stockholders.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

We record valuation allowances when it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. If we do not meet our expectations with respect to taxable income, we may not realize the full benefit from our deferred tax assets, which would require us to record a valuation allowance in our tax provision in future years. As of each reporting date, we consider new evidence to evaluate the realizability of our deferred tax assets by assessing the available positive and negative evidence. Changes to the valuation allowance are reflected in our consolidated statement of operations.

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

As of December 31, 2025, we recorded a valuation allowance of $0.9 million on our deferred tax asset associated with our investment in ECOTEC.

As of December 31, 2025, we had U.S. federal and state NOL carryforwards of $648.6 million and $271.7 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. The U.S. federal NOL carryforwards have no expiration.  If not used, the state NOL carryforwards will begin to expire in 2026, although $174.3 million of the state NOL carryforwards have no expiration date. In connection with the state NOL deferred tax asset, we recorded a valuation allowance of $0.6 million and $0.5 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, we had a U.S. federal tax credit carryforward of $1.7 million. If not used, the federal tax credit carryforward will begin to expire in 2039.

As of December 31, 2025, we had U.S. federal and state interest expense limitation carryforwards of $113.7 million and $36.5 million, respectively, included in our interest expense limitation deferred tax asset that are available to offset future taxable income. These carryforwards have no expiration.

Unrecognized Tax Benefits

The following table presents changes in our unrecognized tax benefits, including discontinued operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$19,467	$19,465	$19,651
Additions based on tax positions related to current year	2,558	2,402	1,886
Additions based on tax positions related to prior years	11,637	—	—
Reductions based on tax positions related to prior years	—	(18)	(7)
Reductions based on lapse of statute of limitations	(2,372)	(2,382)	(2,065)
Ending balance	$31,290	$19,467	$19,465

We had $31.3 million, $19.5 million and $19.5 million of unrecognized tax benefits at December 31, 2025, 2024 and 2023, respectively, of which $9.5 million, $(0.6) million and $1.1 million, respectively, would affect the effective tax rate, if recognized. For each of the years ended December 31, 2025, 2024 and 2023, $7.9 million would be reflected in income from discontinued operations, net of tax, if recognized.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

We recorded potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions, including discontinued operations, in our consolidated balance sheets of $2.8 million, $2.7 million and $2.5 million as of December 31, 2025, 2024 and 2023, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. We recorded potential interest expense and penalties in our consolidated statements of operations of $0.1 million, $0.3 million and $0.3 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Subject to the provisions of our tax matters agreement with Exterran Corporation, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin–off, including any ongoing or future amendments and audits for these returns, for the portion of the tax liability, including interest and penalties, that relates to their respective operations reported in the filing. As of both December 31, 2025 and 2024, we recorded an indemnification asset, including penalties and interest, of $7.9 million, which is related to unrecognized tax benefits in our consolidated balance sheets. See Note 26 (“Discontinued Operations”) for further details.

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

Impact of New Legislation

OB3 Tax Law

The OB3 Tax Law made permanent certain key elements of the Tax Cuts and Jobs Act, including reinstating: the add-back for depreciation and amortization in the business interest expense limitation, the allowance for 100% bonus depreciation, and a full expensing option for domestic research and experimental expenditures. These certain key elements allow for acceleration of certain deductions, which could reduce cash tax payments in future periods. The OB3 Tax Law did not have a material impact on our consolidated balance sheet as of December 31, 2025, or on our consolidated statement of operations for the year ended December 31, 2025.

Pillar 2

The Pillar 2 framework establishes a global minimum corporate income tax rate and has been enacted in certain jurisdictions.  We evaluated the potential impact of Pillar 2 and related enacted legislation on our operations, including our interests in unconsolidated affiliates, and have determined that Pillar 2 does not have a material impact on our consolidated financial statements.

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$322,290	$172,231	$104,998
Less: Allocation of earnings to participating securities	(3,334)	(2,279)	(1,878)
Net income attributable to common stockholders	$318,956	$169,952	$103,120

Allocation of earnings to cash or share settled restricted stock units	877	1,004	—
Diluted net income attributable to common stockholders	$319,833	$170,956	$103,120

Weighted-average common shares outstanding used in basic earnings per common share	174,437	162,037	154,126
Effect of dilutive securities:
Performance-based restricted stock units	296	328	207
Time-based restricted stock units	13	—	—
ESPP shares	7	10	11
Weighted-average common shares outstanding used in diluted earnings per common share	174,753	162,375	154,344

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of December 31, 2025, we owned a 25% equity interest in ECOTEC in which we have elected the fair value option to account for this investment.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The fair value determination of our investment in ECOTEC primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement, which was valued through an average of an income approach (discounted cash flow method) and a market approach (guideline public company method), are the WACC and the revenue multiples. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. This fair value measurement is classified as Level 3.

The significant unobservable inputs are as follows:

	Significant	Year Ended		Year Ended
	Unobservable	December 31, 2025		December 31, 2024
	Inputs	Range	Median	Range	Median
Valuation technique:
Discounted cash flow	WACC	0.0% - 17.8%	11.1%	0.0% - 17.0%	12.9%
Guideline public company	Revenue multiple	1.6x - 7.6x	5.3x	1.6x - 7.3x	4.3x

The reconciliation of changes in the fair value of our investment in ECOTEC is as follows:

(in thousands)	2025	2024
Balance at beginning of period	$14,671	$14,905
Purchases of equity interests	—	1,250
Unrealized loss (1)	(25)	(1,484)
Balance at end of period	14,646	14,671
(1)	Included in other expense, net in our consolidated statement of operations.

See Note 12 (“Investments in Unconsolidated Affiliates”) for further details.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investments in Unconsolidated Affiliates and Other Strategic Investments

As of December 31, 2025 and 2024, the carrying value of our investments in which we have elected the fair value measurement alternative was $10.6 million and $5.5 million, respectively, and is included in other assets in our consolidated balance sheets. There were no upward adjustments, impairments or downward adjustments to the carrying value of these investments as of both December 31, 2025 and 2024. See Note 12 (“Investments in Unconsolidated Affiliates”) for further details.

Compression Fleet

During the years ended December 31, 2025 and 2024, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold, and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3.

The fair value of our impaired compression fleet impaired was as follows:

(in thousands)	2025	2024
Impaired compression fleet	$871	$1,048

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compression fleet being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of December 31, 2025	$0 - $241 per horsepower	$54 per horsepower
As of December 31, 2024	$0 - $188 per horsepower	$46 per horsepower
(1) Calculated based on an estimated discount for market liquidity of 19% and 25% as of December 31, 2025 and 2024, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

	December 31,
(in thousands)	2025	2024
Carrying amount of fixed rate debt (1)	$1,500,000	$1,800,000
Fair value of fixed rate debt	1,527,000	1,796,000
(1)	Carrying amounts exclude unamortized debt premium and deferred financing costs. See Note 15 (“Long-Term Debt”) for further details.

26. Discontinued Operations

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, including a tax matters agreement, which governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to certain tax matters. As of both December 31, 2025 and 2024, we had $7.9 million of unrecognized tax benefits, including interest and penalties, related to Exterran Corporation operations prior to the Spin-off recorded to liabilities of discontinued operations in our consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million related to these unrecognized tax benefits recorded to assets of discontinued operations as of both December 31, 2025 and 2024.

Assets and liabilities of discontinued operations are as follows:

	December 31,
(in thousands)	2025	2024
Other assets	$7,868	$7,868
Deferred tax assets	—	—
Assets of discontinued operations	$7,868	$7,868

Deferred tax liabilities	$7,868	$7,868
Liabilities of discontinued operations	$7,868	$7,868

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The acquisition of Exterran Corporation by Enerflex, Ltd. in October 2022 had no impact on the Spin–off related agreements discussed above.

27. Related Party Transactions

ECOTEC

During the years ended December 31, 2025 and 2024, we made purchases of $0.4 million and $0.5 million, respectively from our unconsolidated affiliate ECOTEC for use in our operations.

FGC Holdco

We are a distributer of MaCH4 NRS equipment in the U.S. market and had committed to purchase from FGC Holdco, at arm’s length, a minimum of $64.3 million of MaCH4 NRS equipment through March 31, 2026, subject to certain contractual provisions under the limited liability agreement that we, together with ColdStream, entered into with FGC Holdco on October 1, 2024. On August 26, 2025, we amended the limited liability agreement and agreed to, among other items, cancel our remaining MaCH4 NRS purchase commitments. We incurred and paid an amendment fee of $3.6 million to FGC Holdco, which is included in other expense, net, in our consolidated statements of operations. During the years ended December 31, 2025 and 2024, we made MaCH4 NRS purchases of $3.5 million and $6.1 million, respectively, from our unconsolidated affiliate FGC Holdco to sell to third parties or for use in our operations.

The carrying value of assets and liabilities recognized in our consolidated balance sheets related to our variable interests in FGC Holdco and our maximum exposure to loss related to our involvement with an unconsolidated VIE were as follows:

	December 31,
(in thousands)	2025	2024
Inventory	$7,718	$6,103
Investment in unconsolidated affiliate	159	191
Total VIE assets	7,877	6,294
Maximum exposure to loss	$7,877	$6,294

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp and affiliates was $40.5 million, $40.7 million and $35.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.  Proceeds from the sale of used equipment to Hilcorp and affiliates was $9.9 million, $0.9 million and $0.2 million, during the years ended December 31, 2025, 2024 and 2023, respectively.

Accounts receivable, net due from Hilcorp and affiliates was $1.7 million and $3.6 million as of December 31, 2025 and 2024, respectively. See Note 5 (“Accounts Receivable, net”) for further details.

Shoreline AI

During the year ended December 31, 2025, we made purchases of $0.3 million from our unconsolidated affiliate Shoreline AI for use in our operations.

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

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

Our CODM is our President & Chief Executive Officer. Our CODM evaluates the performance of our segments and allocates resources primarily based on adjusted gross margin, defined as revenue less cost of sales, exclusive of depreciation and amortization, which are key components of segment operations. Adjusted gross margin is the primary measure used by our CODM to evaluate segment performance because it focuses on the current performance of segment operations and excludes the impact of the prior historical costs of assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, our financing methods and income taxes. Our CODM considers adjusted gross margin forecast to actual results and period over period financial variances in conjunction with product and customer service metrics and market trends when assessing segment performance and deciding how to allocate resources.

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
2025
Revenue(1)	$1,272,081	$217,737	$1,489,818
Cost of sales, exclusive of depreciation and amortization	343,136	166,289	509,425
Adjusted gross margin	928,945	51,448	980,393

2024
Revenue(1)	$980,405	$177,186	$1,157,591
Cost of sales, exclusive of depreciation and amortization	323,052	135,449	458,501
Adjusted gross margin	657,353	41,737	699,090

2023
Revenue(1)	$809,439	$180,898	$990,337
Cost of sales, exclusive of depreciation and amortization	306,748	142,271	449,019
Adjusted gross margin	502,691	38,627	541,318
(1) Segment revenue includes only sales to external customers.

The following table reconciles gross margin to adjusted gross margin, its most directly comparable to GAAP measure:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total revenues	$1,489,818	$1,157,591	$990,337
Cost of sales, exclusive of depreciation and amortization	(509,425)	(458,501)	(449,019)
Depreciation and amortization	(256,761)	(193,194)	(166,241)
Gross margin	723,632	505,896	375,077
Depreciation and amortization	256,761	193,194	166,241
Adjusted gross margin	$980,393	$699,090	$541,318

Archrock, Inc.

Notes to Consolidated Financial Statements (continued)

The following table reconciles total adjusted gross margin to income before income taxes:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Adjusted gross margin	$980,393	$699,090	$541,318
Less:
Selling, general and administrative	147,806	139,121	116,639
Depreciation and amortization	256,761	193,194	166,241
Long-lived and other asset impairment	18,290	10,681	12,041
Restructuring charges	1,605	—	1,775
Debt extinguishment loss	890	3,181	—
Interest expense	165,340	123,610	111,488
Transaction-related costs	12,705	13,249	—
Gain on sale of assets, net	(47,081)	(17,887)	(10,199)
Other expense, net	439	1,561	1,086
Income before income taxes	$423,638	$232,380	$142,247

The following table reconciles capital expenditures by segment to total capital expenditures:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Contract operations	$489,960	$353,785	$294,315
Aftermarket services	6,726	3,277	3,300
Segment capital expenditures	496,686	357,062	297,615
Other (1)	5,779	1,970	1,017
Total capital expenditures	$502,465	$359,032	$298,632
(1) Corporate–related items.

The following table reconciles total assets by segment to total assets per the consolidated balance sheets:

	December 31,
(in thousands)	2025	2024
Contract operations assets	$4,141,714	$3,677,056
Aftermarket services assets	71,811	57,642
Segment assets	4,213,525	3,734,698
Other assets (1)	127,911	81,639
Assets of discontinued operations	7,868	7,868
Total assets	$4,349,304	$3,824,205
(1) Corporate–related items and our investments in unconsolidated affiliates.