Form 10-Q
period 2026-03-31
Archrock, Inc.
filed 2026-05-06
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of the common stock of the registrant outstanding as of April 29, 2026: 175,261,596 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report, including the Financial Statements, have the meanings indicated below.

2020 Plan	2020 Stock Incentive Plan
2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
2027 Notes	$500.0 million of 6.875% senior notes due April 2027
2027 Notes Redemption	$300.0 million redemption of the 2027 Notes, completed in November 2025
2027 Notes Tender Offer	$200.0 million partial redemption of the 2027 Notes, completed in August 2024
2028 Notes	$800.0 million of 6.250% senior notes due April 2028
2028 Notes Redemption	$800.0 million redemption of the 2028 Notes, completed in April 2026
2032 Notes	$700.0 million of 6.625% senior notes due September 2032
2034 Notes	$800.0 million of 6.000% senior notes due February 2034
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement, dated May 16, 2023, which amended and restated that Credit Agreement, dated as of March 30, 2017, and which governs the Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly owned subsidiaries
ASU	Accounting Standards Update
CODM	Chief operating decision maker
ColdStream	ColdStream Energy Holdings, LLC
Credit Facility	$1.5 billion asset-based revolving credit facility due May 2028, as governed by the Amended and Restated Credit Agreement, as amended
ECOTEC	Ecotec International Holdings, LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FGC Holdco	FGC Holdco LLC, a subsidiary of ColdStream
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
First Amendment to the Amended and Restated Credit Agreement	First Amendment to the Amended and Restated Credit Agreement, dated August 28, 2024, which amended the Amended and Restated Credit Agreement
Form 10-Q	Quarterly Report on Form 10-Q for the three months ended March 31, 2026
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
LIBOR	London Interbank Offered Rate
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

FORWARD–LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Form 10-Q are forward-looking statements within the meaning of the Exchange Act, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, adjusted gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue,” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2025 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov. These risk factors include, but are not limited to, risks related to macroeconomic conditions, including an increase in inflation and trade tensions; pandemics and other public health crises; ongoing international conflicts and tensions; risks related to our operations; competitive pressures; risks of acquisitions or mergers to reduce our ability to make distributions to our common stockholders; inability to make acquisitions on economically acceptable terms; inability to achieve the expected benefits of the NGCS Acquisition and difficulties integrating NGCS; risks related to our sustainability initiatives; uncertainty to pay dividends in the future; risks related to a substantial amount of debt and our debt agreements; inability to access the capital and credit markets or borrow on affordable terms to obtain additional capital; inability to fund purchases of additional compression equipment; vulnerability to interest rate increases and fluctuations; erosion of the financial condition of our customers; risks related to the loss of our most significant customers; uncertainty of the renewals for our contract operations service agreements; risks related to losing management or operational personnel; dependence on particular suppliers and vulnerability to product shortages and price increases; information technology and cybersecurity risks; tax-related risks; legal and regulatory risks, including climate-related and environmental, social and governance risks.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,461	$1,553
Accounts receivable, net of allowance of $1,155 and $1,205, respectively	178,521	142,327
Inventory	109,721	109,747
Tax refund receivable	6,091	41,479
Other current assets	9,822	9,057
Total current assets	308,616	304,163
Property, plant and equipment, net	3,699,136	3,658,089
Operating lease right-of-use assets	13,481	13,581
Goodwill	125,189	125,189
Intangible assets, net	139,923	143,947
Contract costs, net	37,527	38,959
Deferred tax assets	1,798	2,059
Other assets	55,087	55,449
Non-current assets of discontinued operations	7,868	7,868
Total assets	$4,388,625	$4,349,304

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$67,320	$43,731
Accrued liabilities	143,689	145,024
Deferred revenue	8,191	8,391
Total current liabilities	219,200	197,146
Long-term debt	2,379,028	2,410,893
Operating lease liabilities	9,802	10,220
Deferred tax liabilities	219,419	198,309
Other liabilities	35,306	33,389
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	2,870,623	2,857,825

Commitments and contingencies (Note 8)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 184,963,935 and 184,746,759 shares issued, respectively	1,849	1,847
Additional paid-in capital	3,866,569	3,876,834
Accumulated deficit	(2,223,499)	(2,257,386)
Treasury stock: 9,699,550 and 9,877,754 common shares, at cost, respectively	(126,917)	(129,816)
Total equity	1,518,002	1,491,479
Total liabilities and equity	$4,388,625	$4,349,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Contract operations	$330,880	$300,397
Aftermarket services	42,887	46,766
Total revenue	373,767	347,163
Cost of sales, exclusive of depreciation and amortization
Contract operations	93,271	89,799
Aftermarket services	33,073	35,257
Total cost of sales, exclusive of depreciation and amortization	126,344	125,056
Selling, general and administrative	45,231	37,207
Depreciation and amortization	69,734	57,620
Long-lived and other asset impairment	5,259	972
Restructuring charges	136	665
Interest expense	39,510	37,741
Transaction-related costs	596	3,935
Gain on sale of assets, net	(10,116)	(7,335)
Other income, net	(605)	(684)
Income before income taxes	97,678	91,986
Provision for income taxes	23,404	21,136
Income before equity in net loss of unconsolidated affiliate	74,274	70,850
Equity in net loss of unconsolidated affiliate	480	—
Net income	$73,794	$70,850

Basic and diluted earnings per common share	$0.41	$0.40

Weighted-average common shares outstanding:
Basic	174,084	174,014
Diluted	174,496	174,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2024	$1,854	185,350,510	$3,880,936	$(2,438,074)	$(121,185)	(10,182,985)	$1,323,531
Shares repurchased	—	—	—	—	(223)	(9,161)	(223)
Shares withheld related to net settlement of equity awards	—	—	—	—	(14,974)	(504,367)	(14,974)
Cash dividends ($0.190 per common share)	—	—	—	(34,185)	—	—	(34,185)
Shares issued under ESPP	—	14,223	324	—	—	—	324
Stock-based compensation, net of forfeitures	8	795,774	4,019	—	—	(6,444)	4,027
Time-based cash or equity settled units settled as equity	1	62,500	1,755	—	—	—	1,756
Contribution to Enerflex	—	—	(1,123)	—	—	—	(1,123)
Net income	—	—	—	70,850	—	—	70,850
Balance at March 31, 2025	$1,863	186,223,007	$3,885,911	$(2,401,409)	$(136,382)	(10,702,957)	$1,349,983

Balance at December 31, 2025	$1,847	184,746,759	$3,876,834	$(2,257,386)	$(129,816)	(9,877,754)	$1,491,479
Shares repurchased	—	—	—	—	(4,422)	(170,952)	(4,422)
Shares retired	(8)	(818,432)	(20,233)	—	20,241	818,432	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(12,920)	(464,146)	(12,920)
Cash dividends ($0.220 per common share)	—	—	—	(39,907)	—	—	(39,907)
Shares issued under ESPP	—	18,940	454	—	—	—	454
Stock-based compensation, net of forfeitures	9	924,991	6,802	—	—	(5,130)	6,811
Time-based cash or equity settled units settled as equity	1	91,677	2,712	—	—	—	2,713
Net income	—	—	—	73,794	—	—	73,794
Balance at March 31, 2026	$1,849	184,963,935	$3,866,569	$(2,223,499)	$(126,917)	(9,699,550)	$1,518,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$73,794	$70,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,734	57,620
Long-lived and other asset impairment	5,259	972
Equity in net loss of unconsolidated affiliate	480	—
Inventory write-downs	93	188
Amortization of operating lease right-of-use assets	1,156	1,204
Amortization of deferred financing costs	1,725	1,508
Amortization of debt premium	(501)	(501)
Amortization of capitalized implementation costs	1,030	762
Stock-based compensation expense	9,524	5,783
Provision for (benefit from) credit losses	(24)	156
Gain on sale of assets, net	(10,116)	(7,335)
Deferred income tax provision	22,445	19,954
Amortization of contract costs	4,923	5,889
Deferred revenue recognized in earnings	(6,260)	(3,746)
Changes in operating assets and liabilities:
Accounts receivable, net	(36,585)	(18,722)
Inventory	(34)	(5,288)
Other assets	34,503	(1,677)
Contract costs	(3,491)	(5,314)
Accounts payable and other liabilities	12,453	(11,924)
Deferred revenue	5,735	5,235
Other	10	14
Net cash provided by operating activities	185,853	115,628

Cash flows from investing activities:
Capital expenditures	(113,484)	(168,140)
Proceeds from sale of property, equipment and other assets	21,301	2,904
Proceeds from insurance and other settlements	—	1,440
Investments in unconsolidated affiliates	(1,768)	(235)
Net cash used in investing activities	(93,951)	(164,031)

Cash flows from financing activities:
Borrowings of long-term debt	371,125	404,675
Repayments of long-term debt	(1,192,825)	(305,675)
Proceeds from 2034 Notes offering	800,000	—
Payments of debt issuance costs	(10,499)	—
Dividends paid to stockholders	(39,907)	(34,185)
Repurchases of common stock	(4,422)	(223)
Taxes paid related to net share settlement of equity awards	(12,920)	(14,974)
Proceeds from stock issued under ESPP	454	324
Contribution to Enerflex	—	(1,123)
Net cash (used in) provided by financing activities	(88,994)	48,819
Net increase in cash and cash equivalents	2,908	416
Cash and cash equivalents, beginning of period	1,553	4,420
Cash and cash equivalents, end of period	$4,461	$4,836

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to this Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2025 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends Topic 326 to provide for a practical expedient for all entities and an accounting policy election for entities other than public business entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASU 2016-10, Revenue from Contracts with Customers (Topic 606). All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We adopted ASU 2025-05 on January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on our condensed consolidated financial statements.

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

Transaction-Related Costs

The following table presents transaction-related costs incurred in connection with the NGCS Acquisition by cost type:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Professional fees (1)	$285	$2,870
Compensation-related costs (2)	50	—
Total transaction-related costs	$335	$2,870
(1) Professional fees include legal, advisory, consulting and other fees.
(2) Compensation-related costs include amounts related to NGCSI employee retention and severance associated with the NGCS Acquisition. Payments are due and payable at various times up to and including the one-year anniversary of the NGCS Acquisition.

Valuation Methodologies

The valuation methodologies and significant inputs for fair value measurements associated with the NGCS Acquisition are detailed by significant asset class below. The fair value measurements for property, plant and equipment and intangible assets are based on significant inputs that are not observable in the market and therefore represent Level 3 measurements.

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

4. Inventory

Inventory is comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Parts and supplies	$92,879	$96,943
Work in progress	16,842	12,804
Inventory	$109,721	$109,747

5. Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Compression equipment, facilities and other fleet assets	$4,860,669	$4,791,318
Land and buildings	36,180	36,058
Transportation and shop equipment	150,426	147,160
Computer hardware and software	80,765	79,367
Other	9,871	11,997
Property, plant and equipment	5,137,911	5,065,900
Accumulated depreciation	(1,438,775)	(1,407,811)
Property, plant and equipment, net	$3,699,136	$3,658,089

6. Investments in Unconsolidated Affiliates and Other Strategic Investments

Investment in FGC Holdco

In October 2024, we, together with ColdStream, entered into a limited liability agreement with FGC Holdco, a company that designs, manufactures and sells MaCH4 NRS equipment through distributors. As of the effective date of the agreement, FGC Holdco had initial authorized capital of 1.0 million units, with 68% of its units issued to ColdStream and 32% of its units issued to us at a cost of $0.001 per unit. Subject to certain contractual provisions, we are obligated to fund, as capital contributions, our proportionate share of FGC Holdco’s general, administrative and operational costs and expenses. During the three months ended March 31, 2026 and 2025, we invested $0.4 million and $0.2 million, respectively, in FGC Holdco, and as of March 31, 2026 and December 31, 2025, the carrying value of our investment in FGC Holdco, including transaction costs of $0.2 million, was $0.1 million and $0.2 million, respectively, which is included in other assets in our condensed consolidated balance sheets.

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

As of March 31, 2026, we had a $0.2 million basis difference between the cost of our investment and our proportionate share of the carrying value of FGC Holdco’s underlying net assets. The basis difference is primarily attributed to intangible assets and is being amortized over the estimated 20-year useful life. Basis differences are updated as needed to reflect the impact of additional capital contributions. We recognized losses of $0.5 million related to our investment in FGC Holdco for the three months ended March 31, 2026, which is included in equity in net loss of unconsolidated affiliate, in our condensed consolidated statements of operations.

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

On March 13, 2026, we invested an additional $1.3 million in Ionada and as a result, the carrying value of our investment in Ionada at March 31, 2026 was $6.8 million, including transaction costs of $0.5 million, and is included in other assets in our condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, we had a fully diluted ownership equity interest in Ionada of 16% and 12%, respectively. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments up to $4.8 million prior to July 2026, for a fully diluted ownership interest up to 24%.

Investment in ECOTEC

We hold a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the three months ended March 31, 2026 and 2025, we did not recognize unrealized gains or losses related to the change in fair value of our investment. Changes in the fair value of this investment are recognized in other income, net in our condensed consolidated statements of operations. See Note 15 (“Fair Value Measurements”) for further details.

Other Strategic Investments

In December 2025, we entered into a SAFE with Shoreline AI, a software-as-a-service company, focused on predictive maintenance for energy infrastructure assets. We have elected the fair value measurement alternative to account for this investment and as of March 31, 2026 and December 31, 2025, the carrying value of our investment was equal to its $5.2 million cost, including transaction costs of $0.2 million, and is included in other assets in our condensed consolidated balance sheets.

7. Long-Term Debt

Long–term debt is comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Credit Facility	$96,775	$918,475

6.000% senior notes due February 2034:
Principal outstanding	800,000	—
Unamortized debt issuance costs	(10,393)	—
	789,607	—
6.625% senior notes due September 2032:
Principal outstanding	700,000	700,000
Unamortized debt issuance costs	(8,043)	(8,356)
	691,957	691,644
6.250% senior notes due April 2028:
Principal outstanding	800,000	800,000
Unamortized debt premium	4,011	4,513
Unamortized debt issuance costs	(3,322)	(3,739)
	800,689	800,774

Long-term debt	$2,379,028	$2,410,893

Credit Facility

Third Amendment to the Amended and Restated Credit Agreement

In December 2025, we amended our Amended and Restated Credit Agreement to, among other things, remove the 0.10% per annum credit spread adjustment that was previously included in the calculation of the interest rate applicable to the loans made under the Credit Facility, decrease the applicable margin for all borrowings by 0.25% per annum such that the applicable margin for borrowings varies and decrease the commitment fee payable on the daily unused amount of the Credit Facility from 0.375% per annum to 0.25% per annum when less than 50% of the Credit Facility is utilized. We did not incur any transaction costs related to the Third Amendment to the Amended and Restated Credit Agreement.

As of March 31, 2026, there were $2.6 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 1.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 5.1% and 5.8% at March 31, 2026 and December 31, 2025, respectively. We incurred $0.7 million and $0.6 million of commitment fees on the daily unused amount of the Credit Facility during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of March 31, 2026.

Second Amendment to the Amended and Restated Credit Agreement

In May 2025, we amended our Amended and Restated Credit Agreement to, among other things, increase the borrowing capacity of the Credit Facility from $1.1 billion to $1.5 billion and to provide for the ability for the borrowers to request additional increases in the aggregate commitments under the Credit Facility to a total amount not to exceed $2.3 billion (with any increase being at the discretion of the lenders and subject to the satisfaction of certain conditions set forth in the Amended and Restated Credit Agreement).

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

The 2034 Notes have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the U.S. except pursuant to a registration exemption under the Securities Act and applicable state securities laws. We offered and issued the 2034 Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain non-U.S. persons outside the U.S. in accordance with Regulation S under the Securities Act. The 2034 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us, and by all of our existing subsidiaries, other than Archrock Services, L.P. and Archrock Partners Finance Corp., which are the issuers of the 2034 Notes. The 2034 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior unsecured indebtedness.

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

The 2032 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us, and by all of our existing subsidiaries, other than Archrock Partners, L.P. and Archrock Partners Finance Corp., which are the issuers of the 2032 Notes. The 2032 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior unsecured indebtedness.

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

The net proceeds from the 2028 Notes were used to repay borrowings outstanding under our Credit Facility. Issuance costs related to the 2028 Notes were considered deferred financing costs, and together with the issue premium of the December 2020 offering of 2028 Notes, were recorded within long-term debt in our consolidated balance sheets and were being amortized to interest expense in our consolidated statements of operations over the terms of the notes.

2028 Notes Redemption

On April 1, 2026, we repurchased our 2028 Notes. The 2028 Notes were redeemed at 100% of their $800.0 million aggregate principal amount plus accrued and unpaid interest of approximately $25.0 million with borrowings under the Credit Facility. We recorded a debt extinguishment gain of $0.7 million during the second quarter of 2026 due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million.

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

2027 Notes Redemption

In November 2025, we repurchased our 2027 Notes. The 2027 Notes were redeemed at 100% of their $300.0 million aggregate principal amount plus accrued and unpaid interest of approximately $2.6 million with borrowings under the Credit Facility. We recorded a debt extinguishment loss of $0.9 million related to unamortized debt issuance costs during the fourth quarter of 2025.

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

Tax Matters

We are subject to a number of state and local taxes that are not income–based. As many of these taxes are subject to audit by the taxing authorities, it is reasonably possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2026 and December 31, 2025, we accrued $6.6 million and $7.9 million, respectively, for the outcomes of non–income–based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non–income–based tax audits could be material to our condensed consolidated financial position, but it is reasonably possible that the resolution of future audits could be material to our condensed consolidated results of operations or cash flows.

As of March 31, 2026 and December 31, 2025, $2.9 million and $3.1 million, respectively, of the tax contingencies mentioned above had an offsetting indemnification asset.

We settled certain sales and use tax audits for which we recorded a net benefit of $27.8 million during the year ended December 31, 2025, which was primarily reflected as a decrease to cost of sales, exclusive of depreciation and amortization. For subsequent open certain sales and use tax periods, we recorded tax credits as a net benefit of $8.0 million during the year ended December 31, 2025, which was primarily reflected as a decrease to cost of sales, exclusive of depreciation and amortization. As of March 31, 2026, these settlements and credits were reflected in our condensed consolidated balance sheet as a $6.1 million tax refund receivable and an offsetting $0.3 million in accrued liabilities and $1.0 million in other liabilities. As of December 31, 2025, these settlements and credits were reflected in our condensed consolidated balance sheet as a $41.5 million tax refund receivable and an offsetting $9.9 million in accrued liabilities and $1.0 million in other liabilities.

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

9. Stockholders’ Equity

NGCS Acquisition

In May 2025, we completed the NGCS Acquisition and issued approximately 2.3 million shares of common stock to NGCSE sellers as part of the acquisition purchase price. The NGCS acquisition date fair value was $53.0 million and is reflected in common stock and additional paid-in capital in our condensed consolidated statements of equity. See Note 3 (“Business Transactions”) for further details.

Share Repurchases

Share Repurchase Program

Our Board of Directors authorized the Share Repurchase Program in April 2023 that allowed us to repurchase and retire up to $50.0 million of outstanding common stock. Between April 2024 and October 2025, extensions of the Share Repurchase Program were approved by our Board of Directors to repurchase and retire outstanding common stock through December 31, 2026. As of March 31, 2026, available capacity under the Share Repurchase Program was $113.2 million.

Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time.

Since April 2023 and through March 31, 2026, we have repurchased 4,632,263 shares of common stock at an average price of $20.91 per share, for an aggregate of $96.9 million. As of March 31, 2026, we have retired all of the shares of common stock that had been previously repurchased under the Share Repurchase Program.

Shares Withheld Related to Net Settlement of Equity Awards

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

The following table summarizes shares repurchased and shares withheld:

	Three Months Ended March 31, 2026
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	170,952	$25.87	$4,422
Shares withheld related to net settlement of equity awards	464,146	27.84	12,920
Total	635,098	$27.31	$17,342

	Three Months Ended March 31, 2025
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	9,161	$24.39	$223
Shares withheld related to net settlement of equity awards	504,367	29.69	14,974
Total	513,528	$29.59	$15,197

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2026 and 2025:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2026
Q1	0.220	39,907

2025
Q4	$0.210	$36,876
Q3	0.210	36,921
Q2	0.190	33,620
Q1	0.190	34,185

On April 30, 2026, our Board of Directors declared a quarterly dividend of $0.22 per share of common stock, or approximately $38.7 million, to be paid on May 19, 2026 to stockholders of record at the close of business on May 12, 2026.

10. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Contract operations:
0 ― 1,000 horsepower per unit	$107,140	$102,232
1,001 ― 1,500 horsepower per unit	109,451	101,602
Over 1,500 horsepower per unit	114,151	96,416
Other (1)	138	147
Total contract operations revenue (2)	330,880	300,397

Aftermarket services:
Services	21,472	26,055
OTC parts and components sales	21,415	20,711
Total aftermarket services revenue (3)	42,887	46,766

Total revenue	$373,767	$347,163
(1) Primarily relates to fees associated with owned non-compression equipment.
(2) Includes $1.5 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3) Services revenue within aftermarket services is recognized over time. OTC parts and components sales are recognized at a point in time.

See Note 17 (“Segments”) for further details.

Performance Obligations

As of March 31, 2026, we had $864.6 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2032 as follows:

(in thousands)	2026	2027	2028	2029	2030	Thereafter (1)	Total
Remaining performance obligations	$440,987	$287,989	$92,252	$29,012	$12,185	$2,127	$864,552
(1) Performance obligations are expected to be $1.4 million and $0.7 million during the years ending December 31, 2031 and 2032, respectively.

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Receivables from Contracts with Customers

As of March 31, 2026 and December 31, 2025, our receivables from contracts with customers, net of allowance for credit losses, were $144.4 million and $128.9 million, respectively.

Allowance for Credit Losses

The changes in our allowance for credit losses are as follows:

(in thousands)	2026
Balance at beginning of period	$1,205
Benefit from credit losses	(24)
Write-offs charged against allowance	(26)
Balance at end of period	$1,155

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer–specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of March 31, 2026 and December 31, 2025, our contract liabilities were $11.5 million and $12.0 million, respectively, which are included in deferred revenue and other long-term liabilities in our condensed consolidated balance sheets.

During the three months ended March 31, 2026 and 2025, we deferred revenue of $5.7 million and $5.2 million, respectively, and recognized revenue of $6.3 million and $3.7 million, respectively. The revenue recognized and deferred during the periods is primarily related to freight billings for contract operations and milestone billings for aftermarket services.

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

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Idle compressors retired from the active fleet	60	20
Horsepower of idle compressors retired from the active fleet	24,000	6,000
Impairment recorded on idle compressors retired from the active fleet	$5,259	$972

See Note 15 (“Fair Value Measurements”) for further details.

12. Restructuring Charges

During the second quarter of 2025, management approved and initiated a plan to exit certain facilities that were no longer deemed economical for our business, and during the first quarter of 2026, we continued to execute the plan and incurred $0.1 million of costs to exit these facilities. The facility closure costs incurred under the above restructuring plan were recorded to restructuring charges in our condensed consolidated statements of operations. We expect to incur additional restructuring charges of $0.2 million to $0.4 million over the next three months related to these restructuring activities.

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

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended March 31, 2026
Facility closure	$136	$—	$—	$136
Total restructuring charges	$136	$—	$—	$136

Three months ended March 31, 2025
Facility closure	$520	$—	$145	$665
Total restructuring charges	$520	$—	$145	$665
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended March 31,
(in thousands)	2026	2025
Facility closure
Severance costs	$—	$596
Property disposal and closure costs	136	69
Total restructuring costs	$136	$665

13. Income Taxes

Effective Tax Rate

The year-to-date effective tax rate for the three months ended March 31, 2026 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation partially offset by the benefit from equity-settled long term incentive compensation.

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

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net income	$73,794	$70,850
Less: Allocation of earnings to participating securities	(1,801)	(1,407)
Net income attributable to common stockholders	$71,993	$69,443

Allocation of earnings to cash or share settled restricted stock units (1)	—	464
Diluted net income attributable to common stockholders	$71,993	$69,907

Weighted-average common shares outstanding used in basic earnings per common share	174,084	174,014
Effect of dilutive securities:
Performance-based restricted stock units	310	355
Time-based restricted stock units	97	—
ESPP shares	5	2
Weighted-average common shares outstanding used in diluted earnings per common share	174,496	174,371

(1)	Excludes the income effect of participating liability awards that permit share settlement as the effect would be anti-dilutive.

15. Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into the following three categories:

●	Level 1 – quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.
●	Level 2 – quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model–derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.
●	Level 3 – model–derived valuation in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of March 31, 2026, we owned a 25% equity interest in ECOTEC in which we have elected the fair value option to account for this investment. There were no purchases of equity interests or unrealized changes in the fair value of our investment in ECOTEC recognized during both the three months ended March 31, 2026 and 2025. The fair value of our investment in ECOTEC at both March 31, 2026 and December 31, 2025 was $14.6 million, and is included in other assets in our condensed consolidated balance sheets.

The fair value determination of this investment primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement, which was valued through an average of an income approach (discounted cash flow method) and a market approach (guideline public company method), are the WACC and the revenue multiples. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. This fair value measurement is classified as Level 3. See Note 6 (“Investments in Unconsolidated Affiliates and Other Strategic Investments”) for further details.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investments in Unconsolidated Affiliates and Other Strategic Investments

As of March 31, 2026 and December 31, 2025, the carrying value of our investments in which we have elected the fair value measurement alternative was $12.0 million and $10.6 million, respectively, and is included in other assets in our condensed consolidated balance sheets. There were no upward adjustments, impairments or downward adjustments to the carrying value of these investments as of both March 31, 2026 and December 31, 2025. See Note 6 (“Investments in Unconsolidated Affiliates and Other Strategic Investments”) for further details.

Compression Fleet

During the three months ended March 31, 2026, we recorded nonrecurring fair value measurement adjustments related to our idle compressors. Our estimate of the compression fleet’s fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3.

The fair value of our impaired compression fleet as of March 31, 2026 and December 31, 2025 was as follows:

(in thousands)	March 31, 2026	December 31, 2025
Impaired compression fleet	$737	$871

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compression fleet being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of March 31, 2026	$0 - $241 per horsepower	$53 per horsepower
As of December 31, 2025	$0 - $241 per horsepower	$54 per horsepower
(1) Calculated based on an estimated discount for market liquidity of 20% and 19% as of March 31, 2026 and December 31, 2025, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	March 31, 2026	December 31, 2025
Carrying amount of fixed rate debt (1)	$2,300,000	$1,500,000
Fair value of fixed rate debt	2,311,000	1,527,000
(1) Carrying amounts exclude unamortized premium and deferred financing costs. See Note 7 (“Long-Term Debt”) for further details.

16. Related Party Transactions

ECOTEC

During both the three months ended March 31, 2026 and March 31, 2025, we made purchases of $0.2 million, from our unconsolidated affiliate ECOTEC.

FGC Holdco

During the three months ended March 31, 2026, we made no purchases from our unconsolidated affiliate FGC Holdco, whereas during the three months ended March 31, 2025, we made purchases of $1.9 million from our unconsolidated affiliate to sell to third parties or for use in our operations.

The carrying value of assets and liabilities recognized in our condensed consolidated balance sheets related to our variable interests in FGC Holdco and our maximum exposure to loss related to our involvement with an unconsolidated VIE were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Inventory	$7,718	$7,718
Investment in unconsolidated affiliate	127	159
Total VIE assets	7,845	7,877
Maximum exposure to loss	$7,845	$7,877

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. Revenue from Hilcorp and affiliates was $9.0 million and $11.1 million during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, there were no used equipment sales to Hilcorp and affiliates, whereas during the three months ended March 31, 2025, we recorded a sale of used equipment to Hilcorp and affiliates of $9.9 million.

Accounts receivable, net due from Hilcorp and affiliates was $0.1 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively.

Shoreline AI

During the three months ended March 31, 2026, we made no purchases from our unconsolidated affiliate Shoreline AI for use in our operations.

17. Segments

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

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended March 31, 2026
Revenue(1)	$330,880	$42,887	$373,767
Cost of sales, exclusive of depreciation and amortization	93,271	33,073	126,344
Adjusted gross margin	237,609	9,814	247,423

Three months ended March 31, 2025
Revenue(1)	$300,397	$46,766	$347,163
Cost of sales, exclusive of depreciation and amortization	89,799	35,257	125,056
Adjusted gross margin	210,598	11,509	222,107
(1)	Segment revenue includes only sales to external customers.

The following table reconciles gross margin, the most directly comparable GAAP measure, to adjusted gross margin:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Total revenues	$373,767	$347,163
Cost of sales, exclusive of depreciation and amortization	(126,344)	(125,056)
Depreciation and amortization	(69,734)	(57,620)
Gross margin	177,689	164,487
Depreciation and amortization	69,734	57,620
Adjusted gross margin	$247,423	$222,107

The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Adjusted gross margin	$247,423	$222,107
Less:
Selling, general and administrative	45,231	37,207
Depreciation and amortization	69,734	57,620
Long-lived and other asset impairment	5,259	972
Restructuring charges	136	665
Interest expense	39,510	37,741
Transaction-related costs	596	3,935
Gain on sale of assets, net	(10,116)	(7,335)
Other income, net	(605)	(684)
Income before income taxes	$97,678	$91,986

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q and in conjunction with our 2025 Form 10-K.

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

Significant 2026 Transactions

2028 Notes Redemption

On April 1, 2026, we repurchased our 2028 Notes. The 2028 Notes were redeemed at 100% of their $800.0 million aggregate principal amount plus accrued and unpaid interest of approximately $25.0 million with borrowings under the Credit Facility. We recorded a debt extinguishment gain of $0.7 million during the second quarter of 2026 due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million. See Note 7 (“Long-Term Debt”) for further details.

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

Operating Highlights

	Three Months Ended
	March 31,
(horsepower in thousands)	2026	2025
Total available horsepower (at period end)(1)	4,765	4,461
Total operating horsepower (at period end)(2)	4,528	4,283
Average operating horsepower(3)	4,553	4,254
Horsepower utilization:
Spot (at period end)	95%	96%
Average	95%	96%
(1) Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2) Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
(3) Defined as average of period end horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue, including operating horsepower for compressors acquired in the NGCS Acquisition beginning May 1, 2025.

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

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, long-lived and other asset impairment, restructuring charges, interest expense, transaction-related costs, gain on sale of assets, net, other income, net, provision for income taxes and equity in net loss of unconsolidated affiliate. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The reconciliation of net income to adjusted gross margin is as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net income	$73,794	$70,850
Selling, general and administrative	45,231	37,207
Depreciation and amortization	69,734	57,620
Long-lived and other asset impairment	5,259	972
Restructuring charges	136	665
Interest expense	39,510	37,741
Transaction-related costs	596	3,935
Gain on sale of assets, net	(10,116)	(7,335)
Other income, net	(605)	(684)
Provision for income taxes	23,404	21,136
Equity in net loss of unconsolidated affiliate	480	—
Adjusted gross margin	$247,423	$222,107

The following table reconciles gross margin, the most directly comparable GAAP measure, to adjusted gross margin:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Total revenues	$373,767	$347,163
Cost of sales, exclusive of depreciation and amortization	(126,344)	(125,056)
Depreciation and amortization	(69,734)	(57,620)
Gross margin	177,689	164,487
Depreciation and amortization	69,734	57,620
Adjusted gross margin	$247,423	$222,107

RESULTS OF OPERATIONS

Summary of Results

Revenue was $373.8 million and $347.2 million during the three months ended March 31, 2026 and 2025, respectively. The increase in consolidated revenue was primarily due to increased revenue from our contract operations business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $73.8 million and $70.9 million during the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by higher adjusted gross margin from our contract operations business, a decrease in transaction-related costs and a higher gain on sale of assets, net. These increases were partially offset by increases in depreciation and amortization, SG&A, long-lived and other asset impairment and provision for income taxes.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Contract Operations

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$330,880	$300,397	10%
Cost of sales, exclusive of depreciation and amortization	93,271	89,799	4%
Adjusted gross margin	$237,609	$210,598	13%
Adjusted gross margin percentage (1)	72%	70%	2%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $30.5 million due primarily to the compression units acquired in the NGCS Acquisition as well as higher rates.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $4.0 million increase in employee compensation and benefits expense and a $1.9 million increase in parts expense due to compression units acquired in the NGCS Acquisition. These increases were partially offset by a decrease of $2.5 million in lube oil expenses primarily due to lower prices, partially offset by an increase in volumes purchased.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$42,887	$46,766	(8)%
Cost of sales, exclusive of depreciation and amortization	33,073	35,257	(6)%
Adjusted gross margin	$9,814	$11,509	(15)%
Adjusted gross margin percentage (1)	23%	25%	(2)%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business decreased primarily due to reduced customer demand for major maintenance service activity.

The decrease in cost of sales, exclusive of depreciation and amortization, was primarily driven by decreased service activity, including differences in the scope, timing and type of services performed.

Costs and Expenses

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Selling, general and administrative	$45,231	$37,207
Depreciation and amortization	69,734	57,620
Long-lived and other asset impairment	5,259	972
Restructuring charges	136	665
Interest expense	39,510	37,741
Transaction-related costs	596	3,935
Gain on sale of assets, net	(10,116)	(7,335)
Other income, net	(605)	(684)

Selling, general and administrative. SG&A increased for the three months ended March 31, 2026 primarily due to higher long-term incentive compensation expense, including a $4.1 million increase in cash-settled incentive compensation expense as a result of an increase in our stock price and a $3.7 million acceleration of expense recognition for long-term incentive compensation pursuant to an executive retention agreement, as well as a $1.3 million increase attributable to higher employee benefits and compensation expense. These increases were partially offset by a $2.0 million decrease in professional fees.

Depreciation and amortization. Depreciation and amortization increased primarily due to fixed assets additions, including depreciation and amortization associated with the compression units and intangible assets acquired in the NGCS Acquisition. The increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives as well as compression and other asset sales.

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

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Idle compressors retired from the active fleet	60	20
Horsepower of idle compressors retired from the active fleet	24,000	6,000
Impairment recorded on idle compressors retired from the active fleet	$5,259	$972

Restructuring charges. Restructuring charges of $0.1 million during the three months ended March 31, 2026 consisted of property disposal and closure costs, whereas restructuring charges of $0.7 million during the three months ended March 31, 2025 consisted of severance, property disposal and closure costs. See Note 12 (“Restructuring Charges”) for further details.

Interest expense. Interest expense increased for the three months ended March 31, 2026 primarily due to a higher average outstanding balance of long-term debt, including the 2034 Notes. This increase was partially offset by the 2027 Notes Redemption and a decrease in the weighted average effective interest rate.

Transaction-related costs. We incurred professional fees, compensation and other costs related to the NGCS Acquisition during the three months ended March 31, 2026 and 2025 of $0.3 million and $2.9 million, respectively. We incurred compensation and other costs related to the TOPS Acquisition during the three months ended March 31, 2026 and 2025 of $0.3 million and $1.1 million, respectively. See Note 3 (“Business Transactions”) for further details.

Gain on sale of assets, net. Gain on sale of assets, net increased for the three months ended March 31, 2026, primarily due to gains of $8.2 million and $1.9 million on compression and other asset sales, respectively, compared to gains of $7.1 million and $0.2 million on compression and other asset sales, respectively, during the three months ended March 31, 2025.

Provision for Income Taxes

Provision for income taxes increased during the three months ended March 31, 2026 primarily due to the tax effect of the increase in book income and the limitation on executive compensation partially offset by the benefit from equity-settled long term incentive compensation.

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Provision for income taxes	$23,404	$21,136	11%
Effective tax rate	24%	23%	1%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our ability to fund operations, finance capital expenditures, pay dividends and fund share repurchases depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We have no near-term maturities and believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs in the next twelve months and beyond.

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

Growth capital expenditures were $64.9 million and $139.4 million for the three months ended March 31, 2026 and 2025, respectively.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $34.0 million and $22.8 million during the three months ended March 31, 2026 and 2025, respectively. The increase in maintenance capital expenditures was primarily due to an increase in scheduled and unscheduled maintenance activities due to maintenance cycle requirements and the addition of the compression units acquired in the NGCS Acquisition, partially offset by lower make–ready investment.

Projected Capital Expenditures. We currently plan to spend approximately $400 million to $445 million on capital expenditures during 2026, primarily consisting of approximately $250 million to $275 million for growth capital expenditures and approximately $125 million to $135 million for maintenance capital expenditures.

Returning Capital to Stockholders

We continue to return capital to stockholders through quarterly dividends and share repurchases. On April 30, 2026, our Board of Directors declared a quarterly dividend of $0.22 per share of common stock to be paid on May 19, 2026 to stockholders of record at the close of business on May 12, 2026. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors. In October 2025, our Board of Directors approved an additional increase to our Share Repurchase Program of $100.0 million through December 31, 2026, and as of March 31, 2026, available capacity under the Share Repurchase Program was $113.2 million. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion.

2028 Notes Redemption

On April 1, 2026, we repurchased our 2028 Notes. The 2028 Notes were redeemed at 100% of their $800.0 million aggregate principal amount plus accrued and unpaid interest of approximately $25.0 million with borrowings under the Credit Facility. We recorded a debt extinguishment gain of $0.7 million during the second quarter of 2026 due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million.

2027 Notes Redemption

In November 2025, we repurchased our 2027 Notes. The 2027 Notes were redeemed at 100% of their $300.0 million aggregate principal amount plus accrued and unpaid interest of approximately $2.6 million with borrowings under the Credit Facility. We recorded a debt extinguishment loss related to unamortized debt issuance costs of $0.9 million during the fourth quarter of 2025.

Sources of Cash

Credit Facility

In December 2025, we amended our Amended and Restated Credit Agreement to, among other things, remove the 0.10% per annum credit spread adjustment that was previously included in the calculation of the interest rate applicable to the loans made under the Credit Facility, decrease the applicable margin for all borrowings by 0.25% per annum such that the applicable margin for borrowings varies and decrease the commitment fee payable on the daily unused amount of the Credit Facility from 0.375% per annum to 0.25% per annum when less than 50% of the Credit Facility is utilized.

In May 2025, we amended our Amended and Restated Credit Agreement to, among other things, increase the borrowing capacity of the Credit Facility from $1.1 billion to $1.5 billion and provide for the ability for the borrowers to request additional increases in the aggregate commitments under the Credit Facility to a total amount not to exceed $2.3 billion (with any increase being at the discretion of the lenders and subject to the satisfaction of certain conditions set forth in the Amended and Restated Credit Agreement).

During the three months ended March 31, 2026 and 2025, our Credit Facility had an average daily balance of $314.6 million and $460.6 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility was 5.1% and 5.8% at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, there were $2.6 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 1.4%.

As of March 31, 2026, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of March 31, 2026.

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

Cash Flows

Our cash flows, as reflected in our condensed consolidated statements of cash flows, are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$185,853	$115,628
Investing activities	(93,951)	(164,031)
Financing activities	(88,994)	48,819
Net increase in cash and cash equivalents	$2,908	$416

Operating Activities

The increase in net cash provided by operating activities was primarily due to tax refund receipts of $35.4 million and higher adjusted gross margin from our contract operations business as a result of an overall increase in levels of activity.

Investing Activities

The decrease in net cash used in investing activities was primarily due to a $54.7 million decrease in capital expenditures, as well as an $18.4 million increase in proceeds from the sale of property, plant and equipment.

Financing Activities

The change to net cash used in financing activities from net cash provided by financing activities was primarily due to net repayments on our Credit Facility of $821.7 million, payment of debt issuance costs of $10.5 million, a $5.7 million increase in dividends paid to stockholders and a $4.2 million increase in shares repurchased under the Share Repurchase Program. These increases were partially offset by $800.0 million of gross proceeds from the 2034 Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility.

As of March 31, 2026, we had $96.8 million of variable interest rate indebtedness outstanding at a weighted average annual interest rate of 5.1%.

A 1% increase or decrease in the effective interest rate on our Credit Facility’s outstanding balance at March 31, 2026 would have resulted in an annual increase or decrease in our interest expense of $1.0 million.

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

As of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2026 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in our 2025 Form 10–K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES BY ISSUER AND USE OF PROCEEDS

Sales of Unregistered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes shares repurchased and shares withheld during the three months ended March 31, 2026:

			Total number of	Approximate dollar
		Average	shares repurchased	value of shares
		price	as part of publicly	that may yet be
	Total number	paid per	announced plans	purchased under the
(dollars in thousands, except per share amounts)	of shares purchased(1)	share(2)	or programs(3)	plans or programs(3)
January 1, 2026 — January 31, 2026	635,098	$27.31	170,952	$113,233
February 1, 2026 — February 28, 2026	—	—	—	113,233
March 1, 2026 — March 31, 2026	—	—	—	113,233
Total	635,098	$27.31	170,952
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the Share Repurchase Program during the period. See Note 9 (“Stockholders’ Equity”) for further details.
(2)	Average price paid per share includes costs associated with the purchase or repurchase, as applicable.
(3)	Our Board of Directors authorized the Share Repurchase Program in April 2023, which allowed us to repurchase and retire up to $50.0 million of outstanding common stock. Between April 2024 and October 2025, extensions of the Share Repurchase Program were approved by our Board of Directors to repurchase and retire outstanding common stock through December 31, 2026. See Note 9 (“Stockholders’ Equity”) for further details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1

Indenture, dated as of January 21, 2026, by and among Archrock Services, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Archrock Inc.’s Current Report on Form 8–K filed on January 21, 2026)

10.1

Purchase Agreement, dated as of January 6, 2026, by and among Archrock Services, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Archrock Inc.’s Current Report on Form 8–K filed on January 7, 2026)

10.2

Transition and Separation Agreement, dated March 25, 2026, between Douglas S. Aron and Archrock, Inc. (incorporated by reference to Exhibit 10.1 to Archrock Inc.’s Current Report on Form 8–K filed on March 26, 2026)

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

May 6, 2026