Form 10-Q
period 2026-06-30
Archrock, Inc.
filed 2026-08-05
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of the common stock of the registrant outstanding as of July 29, 2026: 175,338,185 shares.

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

Form 10-Q	Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
LIBOR	London Interbank Offered Rate
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
TOPS Acquisition

Transaction completed on August 30, 2024 pursuant to that certain purchase and sale agreement, dated as of July 22, 2024, whereby Archrock acquired all of the issued and outstanding equity interests in TOPS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,000	$1,553
Accounts receivable, net of allowance of $1,205 in each period	215,475	142,327
Inventory	112,043	109,747
Tax refund receivable	—	41,479
Other current assets	13,285	9,057
Total current assets	342,803	304,163
Property, plant and equipment, net	3,724,136	3,658,089
Operating lease right-of-use assets	12,989	13,581
Goodwill	124,178	125,189
Intangible assets, net	135,898	143,947
Contract costs, net	38,017	38,959
Deferred tax assets	1,246	2,059
Other assets	55,736	55,449
Non-current assets of discontinued operations	7,868	7,868
Total assets	$4,442,871	$4,349,304

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$65,757	$43,731
Accrued liabilities	171,943	145,024
Deferred revenue	8,282	8,391
Total current liabilities	245,982	197,146
Long-term debt	2,347,810	2,410,893
Operating lease liabilities	9,399	10,220
Deferred tax liabilities	244,742	198,309
Other liabilities	34,965	33,389
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	2,890,766	2,857,825

Commitments and contingencies (Note 10)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 184,982,818 and 184,746,759 shares issued, respectively	1,849	1,847
Additional paid-in capital	3,872,653	3,876,834
Accumulated deficit	(2,195,403)	(2,257,386)
Treasury stock: 9,765,857 and 9,877,754 common shares, at cost, respectively	(126,994)	(129,816)
Total equity	1,552,105	1,491,479
Total liabilities and equity	$4,442,871	$4,349,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Contract operations	$329,260	$318,327	$660,140	$618,724
Aftermarket services	41,978	64,825	84,865	111,591
Total revenue	371,238	383,152	745,005	730,315
Cost of sales, exclusive of depreciation and amortization
Contract operations	94,672	96,152	187,943	185,951
Aftermarket services	32,054	49,886	65,127	85,143
Total cost of sales, exclusive of depreciation and amortization	126,726	146,038	253,070	271,094
Selling, general and administrative	39,641	36,244	84,872	73,451
Depreciation and amortization	71,478	63,139	141,212	120,759
Long-lived and other asset impairment	4,881	10,847	10,140	11,819
Restructuring charges	125	144	261	809
Debt extinguishment gain	(687)	—	(687)	—
Interest expense	37,016	41,711	76,526	79,452
Transaction-related costs	328	6,127	924	10,062
Gain on sale of assets, net	(297)	(4,297)	(10,413)	(11,632)
Other income, net	(967)	(2,841)	(1,572)	(3,525)
Income before income taxes	92,994	86,040	190,672	178,026
Provision for income taxes	25,821	22,433	49,225	43,569
Income before equity in net loss of unconsolidated affiliate	67,173	63,607	141,447	134,457
Equity in net loss of unconsolidated affiliate	453	187	933	187
Net income	$66,720	$63,420	$140,514	$134,270

Basic and diluted earnings per common share	$0.38	$0.36	$0.79	$0.76

Weighted-average common shares outstanding:
Basic	174,410	175,007	174,248	174,513
Diluted	174,744	175,264	174,626	174,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at March 31, 2025	$1,863	186,223,007	$3,885,911	$(2,401,409)	$(136,382)	(10,702,957)	$1,349,983
Shares repurchased	—	—	—	—	(28,822)	(1,226,954)	(28,822)
Shares retired	(27)	(2,719,315)	(51,214)	—	51,241	2,719,315	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(14)	(601)	(14)
Cash dividends ($0.190 per common share)	—	—	—	(33,620)	—	—	(33,620)
Shares issued under ESPP	—	19,796	442	—	—	—	442
Stock-based compensation, net of forfeitures	—	9,276	4,085	—	—	(5,288)	4,085
Shares issued for NGCS Acquisition	22	2,251,014	52,944	—	—	—	52,966
Net income	—	—	—	63,420	—	—	63,420
Balance at June 30, 2025	$1,858	185,783,778	$3,892,168	$(2,371,609)	$(113,977)	(9,216,485)	$1,408,440

Balance at March 31, 2026	$1,849	184,963,935	$3,866,569	$(2,223,499)	$(126,917)	(9,699,550)	$1,518,002
Shares withheld related to net settlement of equity awards	—	—	—	—	(77)	(1,964)	(77)
Cash dividends ($0.220 per common share)	—	—	—	(38,624)	—	—	(38,624)
Shares issued under ESPP	—	18,783	577	—	—	—	577
Stock-based compensation, net of forfeitures	—	100	5,507	—	—	(64,343)	5,507
Net income	—	—	—	66,720	—	—	66,720
Balance at June 30, 2026	$1,849	184,982,818	$3,872,653	$(2,195,403)	$(126,994)	(9,765,857)	$1,552,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2024	$1,854	185,350,510	$3,880,936	$(2,438,074)	$(121,185)	(10,182,985)	$1,323,531
Shares repurchased	—	—	—	—	(29,045)	(1,236,115)	(29,045)
Shares retired	(27)	(2,719,315)	(51,214)	—	51,241	2,719,315	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(14,988)	(504,968)	(14,988)
Cash dividends ($0.380 per common share)	—	—	—	(67,805)	—	—	(67,805)
Shares issued under ESPP	—	34,019	766	—	—	—	766
Stock-based compensation, net of forfeitures	8	805,050	8,104	—	—	(11,732)	8,112
Time-based cash or equity settled units settled as equity	1	62,500	1,755	—	—	—	1,756
Contribution to Enerflex	—	—	(1,123)	—	—	—	(1,123)
Shares issued for NGCS Acquisition	22	2,251,014	52,944	—	—	—	52,966
Net income	—	—	—	134,270	—	—	134,270
Balance at June 30, 2025	$1,858	185,783,778	$3,892,168	$(2,371,609)	$(113,977)	(9,216,485)	$1,408,440

Balance at December 31, 2025	$1,847	184,746,759	$3,876,834	$(2,257,386)	$(129,816)	(9,877,754)	$1,491,479
Shares repurchased	—	—	—	—	(4,422)	(170,952)	(4,422)
Shares retired	(8)	(818,432)	(20,233)	—	20,241	818,432	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(12,997)	(466,110)	(12,997)
Cash dividends ($0.440 per common share)	—	—	—	(78,531)	—	—	(78,531)
Shares issued under ESPP	—	37,723	1,031	—	—	—	1,031
Stock-based compensation, net of forfeitures	9	925,091	12,309	—	—	(69,473)	12,318
Time-based cash or equity settled units settled as equity	1	91,677	2,712	—	—	—	2,713
Net income	—	—	—	140,514	—	—	140,514
Balance at June 30, 2026	$1,849	184,982,818	$3,872,653	$(2,195,403)	$(126,994)	(9,765,857)	$1,552,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$140,514	$134,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,212	120,759
Long-lived and other asset impairment	10,140	11,819
Equity in net loss of unconsolidated affiliate	933	243
Inventory write-downs	163	468
Amortization of operating lease right-of-use assets	2,381	2,284
Amortization of deferred financing costs	3,153	3,071
Amortization of debt premium	(501)	(1,003)
Amortization of capitalized implementation costs	2,045	1,580
Debt extinguishment gain	(687)	—
Stock-based compensation expense	15,031	9,867
Provision for credit losses	85	227
Gain on sale of assets, net	(10,413)	(11,632)
Deferred income tax provision	47,271	40,177
Amortization of contract costs	9,787	11,504
Deferred revenue recognized in earnings	(11,356)	(7,785)
Changes in operating assets and liabilities:
Accounts receivable, net	(67,002)	(45,893)
Inventory	(3,328)	(4,617)
Other assets	34,751	(7,815)
Contract costs	(8,845)	(11,155)
Accounts payable and other liabilities	30,089	(12,815)
Deferred revenue	11,211	9,572
Other	1	(27)
Net cash provided by operating activities	346,635	243,099

Cash flows from investing activities:
Capital expenditures	(211,448)	(279,602)
Proceeds from sale of property, equipment and other assets	25,363	31,493
Proceeds from insurance and other settlements	155	3,524
Cash paid in NGCS Acquisition, net of cash acquired	—	(296,641)
Investments in unconsolidated affiliates and other strategic investments	(1,813)	(471)
Net cash used in investing activities	(187,743)	(541,697)

Cash flows from financing activities:
Borrowings of long-term debt	1,523,000	1,061,726
Repayments of long-term debt	(1,575,875)	(647,801)
Redemption of 2028 Notes	(800,000)	—
Proceeds from 2034 Notes offering	800,000	—
Payments of debt issuance costs	(10,651)	(1,691)
Dividends paid to stockholders	(78,531)	(67,805)
Repurchases of common stock	(4,422)	(29,045)
Taxes paid related to net share settlement of equity awards	(12,997)	(14,988)
Proceeds from stock issued under ESPP	1,031	766
Contribution to Enerflex	—	(1,123)
Net cash (used in) provided by financing activities	(158,445)	300,039
Net increase in cash and cash equivalents	447	1,441
Cash and cash equivalents, beginning of period	1,553	4,420
Cash and cash equivalents, end of period	$2,000	$5,861
Supplemental disclosure of non-cash investing transactions:
Issuance of Archrock common stock pursuant to NGCS Acquisition	$—	$52,966

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to this Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2025 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which will require tabular disclosures in the notes to the consolidated financial statements that disaggregate certain relevant expense captions presented on the face of the income statement into specified natural expense categories, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 also requires disclosure of the total amount of selling expenses for each reporting period and, in annual periods, a description of the entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities are required to adopt ASU 2024-03 prospectively with the option for retrospective application. We are currently evaluating the impact of adopting ASU 2024-03, and while we do not expect the adoption to impact our condensed consolidated financial statements, we do expect the adoption to impact presentation of expense information within related disclosures.

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

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed as of the NGCS acquisition date:

(in thousands)	NGCSI	NGCSE	NGCS
Cash	$1,671	$188	$1,859
Accounts receivable	4,960	47	5,007
Inventory	11,385	—	11,385
Other current assets	143	—	143
Property, plant and equipment	200,637	40,460	241,097
Operating lease right of use asset	138	—	138
Goodwill	50,955	21,616	72,571
Intangible assets	33,320	31,210	64,530
Other assets	385	—	385
Accounts payable, trade	(2,700)	(49)	(2,749)
Accrued liabilities	(1,833)	(171)	(2,004)
Operating lease liabilities	(138)	—	(138)
Deferred tax liabilities	(32,258)	(8,953)	(41,211)
Other liabilities	(1,575)	—	(1,575)
Purchase price	$265,090	$84,348	$349,438

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

Transaction-Related Costs

The following table presents transaction-related costs incurred in connection with the NGCS Acquisition by cost type:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Professional fees (1)	$124	$3,632	$409	$6,502
Compensation-related costs (2)	14	712	64	712
Other costs	—	363	—	363
Total transaction-related costs	$138	$4,707	$473	$7,577
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to NGCSI employee retention and severance associated with the NGCS Acquisition. Payments were due and payable at various times up to and including the one-year anniversary of the NGCS Acquisition.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and six months ended June 30, 2025 was derived by adjusting our historical financial statements in order to give effect to the assets acquired and liabilities assumed in the NGCS Acquisition. The NGCS Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2024, and reflects the following:

●	the effects of the NGCSI employee retention and other compensation-related arrangements associated with the NGCS Acquisition;
●	the application of our accounting policies and adjusting the results of NGCS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2024;
●	the interest expense resulting from borrowings under the Credit Facility used to fund the cash portion of the purchase price;
●	the amortization of debt issuance costs associated with the Second Amendment to the Amended and Restated Credit Agreement;
●	the exclusion of $4.0 million and $6.9 million of nonrecurring financial advisory, legal, audit and other professional fees incurred related to the NGCS Acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and six months ended June 30, 2025, respectively; and
●	the income tax effects of the adjustments based on the estimated blended statutory tax rate of 23%.

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

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2025
Revenue	$389,990	$756,592
Net income attributable to Archrock stockholders	67,556	140,733

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

4. Accounts Receivable

Accounts receivable, net is comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Customer related:
Third party	$158,478	$128,318
Related parties (1)	1,621	1,739
Other	56,581	13,475
Accounts receivable	216,680	143,532
Allowance for credit losses	(1,205)	(1,205)
Accounts receivable, net	$215,475	$142,327
(1) See Note 18 (“Related Party Transactions”) for further details.

As of June 30, 2026, we recognized a gross insurance recovery receivable within accounts receivable, net in our condensed consolidated balance sheets as recovery under the applicable insurance policy was determined to be probable and reasonably estimable. We also recognized a gross litigation settlement liability within accrued liabilities related to a settlement agreement finalized prior to the issuance of these condensed consolidated financial statements.

5. Inventory

Inventory is comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Parts and supplies	$98,226	$96,943
Work in progress	13,817	12,804
Inventory	$112,043	$109,747

6. Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Compression equipment, facilities and other fleet assets	$4,931,763	$4,791,318
Land and buildings	36,653	36,058
Transportation and shop equipment	150,004	147,160
Computer hardware and software	81,179	79,367
Other	9,506	11,997
Property, plant and equipment	5,209,105	5,065,900
Accumulated depreciation	(1,484,969)	(1,407,811)
Property, plant and equipment, net	$3,724,136	$3,658,089

7. Investments in Unconsolidated Affiliates and Other Strategic Investments

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

During the three months ended June 30, 2026, we did not invest in FGC Holdco, whereas during the three months ended June 30, 2025, we invested $0.2 million, and during both the six months ended June 30, 2026 and 2025, we invested $0.4 million, in FGC Holdco. As of both June 30, 2026 and December 31, 2025, the carrying value of our investment in FGC Holdco, including transaction costs of $0.2 million, was $0.2 million, which is included in other assets in our condensed consolidated balance sheets. Cash contributions are included in the investing activities section of our condensed consolidated statements of cash flows.

On July 1, 2026, the limited liability agreement was amended, to include, among other provisions, authorization of additional capital of 80 thousand units issued to us at a purchase price of $25 per unit. In connection with the amendment, we invested $2.0 million in FGC Holdco, which resulted in a 37% equity interest in FGC Holdco at that time.

We determined FGC Holdco is a VIE over which we do not have the power to direct the activities that most significantly impact economic performance and therefore are not the primary beneficiary. The board of directors of FGC Holdco have control over the activities that most significantly impact the economic performance, and although we participate in board governance, we do not have the unilateral ability to control board decisions. We apply the equity method of accounting to account for our investment. The carrying value of our equity investment is impacted by our share of investee income or loss, distributions, amortization or accretion of basis differences and other-than-temporary impairments.

As of June 30, 2026, we had a $0.2 million basis difference between the cost of our investment and our proportionate share of the carrying value of FGC Holdco’s underlying net assets. The basis difference is primarily attributed to intangible assets and is being amortized over the estimated 20-year useful life.

We recognized equity method losses of $0.4 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $0.2 million during the six months ended June 30, 2026 and 2025, respectively, which is included in equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations. We eliminate intra-entity profits and losses on transactions with FGC Holdco to the extent such profits or losses are not realized through transactions with third parties. See Note 18 (“Related Party Transactions”) for further details.

Investment in Ionada

We are the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. We have elected the fair value measurement alternative to account for this investment. See Note 17 (“Fair Value Measurements”) for further details.

On March 13, 2026, we invested an additional $1.3 million in Ionada and as a result, the carrying value of our investment in Ionada at June 30, 2026 was $6.8 million, including transaction costs of $0.5 million, and is included in other assets in our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, we had a fully diluted ownership equity interest in Ionada of 16% and 12%, respectively. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments, up to $4.8 million prior to April 3, 2027, for a fully diluted ownership interest up to 24%.

Investment in ECOTEC

We hold a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the three and six months ended June 30, 2026 and 2025, we did not recognize unrealized gains or losses related to the change in fair value of our investment. Changes in the fair value of this investment are recognized in other income, net in our condensed consolidated statements of operations. See Note 17 (“Fair Value Measurements”) for further details.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Other Strategic Investments

In December 2025, we entered into a SAFE with Shoreline AI, a software-as-a-service company, focused on predictive maintenance for energy infrastructure assets. We have elected the fair value measurement alternative to account for this investment and as of June 30, 2026 and December 31, 2025, the carrying value of our investment was equal to its $5.2 million cost, including transaction costs of $0.2 million, and is included in other assets in our condensed consolidated balance sheets. See Note 17 (“Fair Value Measurements”) for further details.

f

8. Accrued Liabilities

Accrued liabilities is comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025

Accrued salaries and other benefits	$45,474	$61,017
Accrued income and other taxes	11,733	17,192
Accrued interest	41,036	31,037
Accrued sales and use tax audit settlement liabilities	—	9,867
Other accrued liabilities	73,700	25,911
Accrued liabilities	$171,943	$145,024

As of June 30, 2026, we recognized a gross litigation settlement liability within accrued liabilities related to a settlement agreement finalized prior to the issuance of these condensed consolidated financial statements. We also recognized a gross insurance recovery receivable within accounts receivable, net in our condensed consolidated balance sheets as of June 30, 2026, as recovery under the applicable insurance policy was determined to be probable and reasonably estimable.

9. Long-Term Debt

Long-term debt is comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Credit Facility	$865,600	$918,475

6.000% senior notes due February 2034:
Principal outstanding	800,000	—
Unamortized debt issuance costs	(10,061)	—
	789,939	—
6.625% senior notes due September 2032:
Principal outstanding	700,000	700,000
Unamortized debt issuance costs	(7,729)	(8,356)
	692,271	691,644
6.250% senior notes due April 2028:
Principal outstanding	—	800,000
Unamortized debt premium	—	4,513
Unamortized debt issuance costs	—	(3,739)
	—	800,774

Long-term debt	$2,347,810	$2,410,893

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

As of June 30, 2026, there were $3.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 1.7%. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 5.4% and 5.8% at June 30, 2026 and December 31, 2025, respectively. We incurred $0.4 million of commitment fees on the daily unused amount of the Credit Facility during both the three months ended June 30, 2026 and 2025, and $1.1 million and $1.0 million during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of June 30, 2026.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

The net proceeds from the 2028 Notes were used to repay borrowings outstanding under our Credit Facility. Issuance costs related to the 2028 Notes were considered deferred financing costs, and together with the issue premium of the December 2020 offering of 2028 Notes, were recorded within long-term debt in our condensed consolidated balance sheets and were being amortized to interest expense in our condensed consolidated statements of operations over the terms of the notes.

2028 Notes Redemption

On April 1, 2026, we repurchased our 2028 Notes. The 2028 Notes were redeemed at 100% of their $800.0 million aggregate principal amount plus accrued and unpaid interest of approximately $25.0 million with borrowings under the Credit Facility. We recorded a debt extinguishment gain of $0.7 million in our condensed consolidated statements of operations during the second quarter of 2026 due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million.

2027 Notes

In March 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs of $8.8 million. The $500.0 million of notes were issued at 100% of their face value and have an effective interest rate of 7.9%.

The net proceeds from the 2027 Notes were used to repay borrowings outstanding under our Credit Facility. Issuance costs related to the 2027 Notes were considered deferred financing costs and were recorded within long-term debt in our condensed consolidated balance sheets and were being amortized to interest expense in our condensed consolidated statements of operations over the terms of the notes.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

10. Commitments and Contingencies

Purchase Commitments

Our future capital purchase commitments consist of contractual obligations for new fleet assets that have been ordered but not yet received. As of June 30, 2026, we had contractual obligations to purchase $868.9 million of additional fleet assets through 2029, of which $258.8 million is due within the next 12 months.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is reasonably possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2026 and December 31, 2025, we accrued $7.2 million and $7.9 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our condensed consolidated financial position, but it is reasonably possible that the resolution of future audits could be material to our condensed consolidated results of operations or cash flows.

As of June 30, 2026 and December 31, 2025, $2.9 million and $3.1 million, respectively, of the tax contingencies mentioned above had an offsetting indemnification asset.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

11. Stockholders’ Equity

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

Share Repurchases

Share Repurchase Program

Our Board of Directors authorized the Share Repurchase Program in April 2023 that allowed us to repurchase and retire up to $50.0 million of outstanding common stock. Between April 2024 and October 2025, extensions of the Share Repurchase Program were approved by our Board of Directors to repurchase and retire outstanding common stock through December 31, 2026. As of June 30, 2026, available capacity under the Share Repurchase Program was $113.2 million.

Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time.

Since the inception of the Share Repurchase Program in April 2023 and through June 30, 2026, we have repurchased 4,632,263 shares of common stock at an average price of $20.91 per share, for an aggregate of $96.9 million. As of June 30, 2026, we have retired all of the shares of common stock that had been previously repurchased under the Share Repurchase Program.

Shares Withheld Related to Net Settlement of Equity Awards

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes shares repurchased and shares withheld:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	—	$—	$—	170,952	$25.87	$4,422
Shares withheld related to net settlement of equity awards	1,964	39.16	77	466,110	27.88	12,997
Total	1,964	$39.16	$77	637,062	$27.34	$17,419

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	1,226,954	$23.49	$28,822	1,236,115	$23.50	$29,045
Shares withheld related to net settlement of equity awards	601	23.80	14	504,968	29.68	14,988
Total	1,227,555	$23.49	$28,836	1,741,083	$25.29	$44,033

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2026 and 2025:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2026
Q2	0.220	38,624
Q1	0.220	39,907

2025
Q4	$0.210	$36,876
Q3	0.210	36,921
Q2	0.190	33,620
Q1	0.190	34,185

On July 23, 2026, our Board of Directors declared a quarterly dividend of $0.23 per share of common stock, or approximately $40.5 million, to be paid on August 11, 2026 to stockholders of record at the close of business on August 4, 2026.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

12. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Contract operations:
0 ― 1,000 horsepower per unit	$105,444	$108,670	$212,584	$210,902
1,001 ― 1,500 horsepower per unit	106,249	106,354	215,700	207,956
Over 1,500 horsepower per unit	117,436	103,155	231,587	199,571
Other (1)	131	148	269	295
Total contract operations revenue (2)	329,260	318,327	660,140	618,724

Aftermarket services:
Services	22,915	33,107	44,387	59,162
OTC parts and components sales	19,063	29,846	40,478	50,557
Other	—	1,872	—	1,872
Total aftermarket services revenue (3)	41,978	64,825	84,865	111,591

Total revenue	$371,238	$383,152	$745,005	$730,315
(1) Primarily relates to fees associated with owned non-compression equipment.
(2) Includes $1.6 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $3.1 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3) Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue and other revenue is recognized at a point in time.

See Note 19 (“Segments”) for further details.

Performance Obligations

As of June 30, 2026, we had $1.5 billion of remaining performance obligations related to our contract operations segment, which will be recognized through 2034 as follows:

(in thousands)	2026	2027	2028	2029	2030	Thereafter (1)	Total
Remaining performance obligations	$351,346	$413,296	$212,807	$140,457	$109,724	$274,546	$1,502,176
(1) Performance obligations are expected to be $89.6 million, $79.9 million, $71.5 million and $33.5 million during the years ending December 31, 2031, 2032, 2033 and 2034, respectively.

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Receivables from Contracts with Customers

As of June 30, 2026 and December 31, 2025, our receivables from contracts with customers, net of allowance for credit losses, were $158.9 million and $128.9 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

The changes in our allowance for credit losses during the six months ended June 30, 2026 are as follows:

(in thousands)
Balance at beginning of period	$1,205
Provision for credit losses	85
Write-offs charged against allowance	(85)
Balance at end of period	$1,205

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of June 30, 2026 and December 31, 2025, our contract liabilities were $11.9 million and $12.0 million, respectively, which are included in other liabilities in our condensed consolidated balance sheets.

During the six months ended June 30, 2026 and 2025, we deferred revenue of $11.2 million and $9.6 million, respectively, and recognized revenue of $11.4 million and $7.8 million, respectively. The revenue recognized and deferred during the periods is primarily related to freight billings for contract operations and milestone billings for aftermarket services.

13. Long-Lived and Other Asset Impairment

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

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Idle compressors retired from the active fleet	40	30	100	50
Horsepower of idle compressors retired from the active fleet	17,000	12,000	41,000	17,000
Impairment recorded on idle compressors retired from the active fleet	$4,881	$2,110	$10,140	$3,082

See Note 17 (“Fair Value Measurements”) for further details.

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

14. Restructuring Charges

During the second quarter of 2025, management approved and initiated a plan to exit certain facilities that were no longer deemed economical for our business, and during the three and six months ended June 30, 2026, we continued to execute the plan and incurred $0.1 million and $0.3 million, respectively, of costs to exit these facilities. The facility closure costs incurred under the above restructuring plan were recorded to restructuring charges in our condensed consolidated statements of operations. We do not expect to incur additional restructuring charges related to these restructuring activities.

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

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other(1)	Total
Three months ended June 30, 2026
Facility closure	$125	$—	$—	$125
Total restructuring charges	$125	$—	$—	$125

Three months ended June 30, 2025
Facility closure	$—	$—	$144	$144
Total restructuring charges	$—	$—	$144	$144

Six months ended June 30, 2026
Facility closure	$261	$—	$—	$261
Total restructuring charges	$261	$—	$—	$261

Six months ended June 30, 2025
Facility closure	$520	$—	$289	$809
Total restructuring charges	$520	$—	$289	$809
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Facility closure
Severance costs	$—	$—	$—	$596
Property disposal and closure costs	125	144	261	213
Total restructuring costs	$125	$144	$261	$809

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

15. Income Taxes

Effective Tax Rate

The year-to-date effective tax rate for the six months ended June 30, 2026 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation, partially offset by the benefit from equity-settled long-term incentive compensation.

16. Earnings Per Common Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income	$66,720	$63,420	$140,514	$134,270
Less: Allocation of earnings to participating securities	(406)	(486)	(2,207)	(1,891)
Net income attributable to common stockholders	$66,314	$62,934	$138,307	$132,379

Allocation of earnings to cash or share settled restricted stock units (1)	—	(16)	—	448
Diluted net income attributable to common stockholders	$66,314	$62,918	$138,307	$132,827

Weighted-average common shares outstanding used in basic earnings per common share	174,410	175,007	174,248	174,513
Effect of dilutive securities:
Performance-based restricted stock units	239	255	276	304
Time-based restricted stock units	92	—	94	—
ESPP shares	3	2	8	4
Weighted-average common shares outstanding used in diluted earnings per common share	174,744	175,264	174,626	174,821

(1) The three and six months ended June 30, 2026 excludes the income effect of participating liability awards that permit share settlement as the effect would be anti-dilutive.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

17. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of June 30, 2026, we owned a 25% equity interest in ECOTEC in which we have elected the fair value option to account for this investment. There were no purchases of equity interests or unrealized changes in the fair value of our investment in ECOTEC recognized during the three and six months ended June 30, 2026 or 2025. The fair value of our investment in ECOTEC at both June 30, 2026 and December 31, 2025 was $14.6 million, and is included in other assets in our condensed consolidated balance sheets.

The fair value determination of this investment primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement, which was valued through an average of an income approach (discounted cash flow method) and a market approach (guideline public company method), are the WACC and the revenue multiples. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. This fair value measurement is classified as Level 3. See Note 7 (“Investments in Unconsolidated Affiliates and Other Strategic Investments”) for further details.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investments in Unconsolidated Affiliates and Other Strategic Investments

As of June 30, 2026 and December 31, 2025, the carrying value of our investments in which we have elected the fair value measurement alternative was $12.0 million and $10.6 million, respectively, and is included in other assets in our condensed consolidated balance sheets. There were no upward adjustments, impairments or downward adjustments to the carrying value of these investments as of both June 30, 2026 and December 31, 2025. See Note 7 (“Investments in Unconsolidated Affiliates and Other Strategic Investments”) for further details.

Compression Fleet

During the six months ended June 30, 2026, we recorded nonrecurring fair value measurement adjustments related to our idle compressors. Our estimate of the compression fleet’s fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted-average disposal period of four years. These fair value measurements are classified as Level 3.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of our impaired compression fleet as of June 30, 2026 and December 31, 2025 was as follows:

(in thousands)	June 30, 2026	December 31, 2025
Impaired compression fleet	$1,288	$871

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compression fleet being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of June 30, 2026	$0 - $375 per horsepower	$59 per horsepower
As of December 31, 2025	$0 - $241 per horsepower	$54 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 19% as of both June 30, 2026 and December 31, 2025.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	June 30, 2026	December 31, 2025
Carrying amount of fixed rate debt (1)	$1,500,000	$1,500,000
Fair value of fixed rate debt	1,510,000	1,527,000
(1) Carrying amounts exclude unamortized premium and deferred financing costs. See Note 9 (“Long-Term Debt”) for further details.

18. Related Party Transactions

ECOTEC

During the three and six months ended June 30, 2026, we made purchases of $0.1 million and $0.3 million, respectively, from our unconsolidated affiliate ECOTEC, whereas during the three and six months ended June 30, 2025, we made purchases of $0.2 million and $0.3 million, respectively, from our unconsolidated affiliate.

FGC Holdco

During the three and six months ended June 30, 2026, we made no purchases from our unconsolidated affiliate FGC Holdco, whereas during the three and six months ended June 30, 2025, we made purchases of $1.2 million and $3.1 million, respectively, from our unconsolidated affiliate.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The carrying value of assets and liabilities recognized in our condensed consolidated balance sheets related to our variable interests in FGC Holdco and our maximum exposure to loss related to our involvement with an unconsolidated VIE were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Inventory	$7,718	$7,718
Investment in unconsolidated affiliate	185	159
Total VIE assets	7,903	7,877
Maximum exposure to loss	$7,903	$7,877

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. During the three and six months ended June 30, 2026, revenue from Hilcorp and affiliates was $9.5 million and $18.5 million, respectively, whereas during the three and six months ended June 30, 2025, revenue from Hilcorp and affiliates was $10.6 million and $21.7 million, respectively. During the three and six months ended June 30, 2026, there were no used equipment sales to Hilcorp and affiliates, whereas during both the three and six months ended June 30, 2025, we recorded a sale of used equipment to Hilcorp and affiliates of $9.9 million.

Accounts receivable, net due from Hilcorp and affiliates was $1.6 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively.

Shoreline AI

During both the three and six months ended June 30, 2026, we made purchases of $0.1 million from our unconsolidated affiliate Shoreline AI.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended June 30, 2026
Revenue(1)	$329,260	$41,978	$371,238
Cost of sales, exclusive of depreciation and amortization	94,672	32,054	126,726
Adjusted gross margin	234,588	9,924	244,512

Three months ended June 30, 2025
Revenue(1)	$318,327	$64,825	$383,152
Cost of sales, exclusive of depreciation and amortization	96,152	49,886	146,038
Adjusted gross margin	222,175	14,939	237,114

Six months ended June 30, 2026
Revenue(1)	$660,140	$84,865	$745,005
Cost of sales, exclusive of depreciation and amortization	187,943	65,127	253,070
Adjusted gross margin	472,197	19,738	491,935

Six months ended June 30, 2025
Revenue(1)	$618,724	$111,591	$730,315
Cost of sales, exclusive of depreciation and amortization	185,951	85,143	271,094
Adjusted gross margin	432,773	26,448	459,221
(1)	Segment revenue includes only sales to external customers.

The following table reconciles gross margin, the most directly comparable GAAP measure, to adjusted gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$371,238	$383,152	$745,005	$730,315
Cost of sales, exclusive of depreciation and amortization	(126,726)	(146,038)	(253,070)	(271,094)
Depreciation and amortization	(71,478)	(63,139)	(141,212)	(120,759)
Gross margin	173,034	173,975	350,723	338,462
Depreciation and amortization	71,478	63,139	141,212	120,759
Adjusted gross margin	$244,512	$237,114	$491,935	$459,221

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Adjusted gross margin	$244,512	$237,114	$491,935	$459,221
Less:
Selling, general and administrative	39,641	36,244	84,872	73,451
Depreciation and amortization	71,478	63,139	141,212	120,759
Long-lived and other asset impairment	4,881	10,847	10,140	11,819
Restructuring charges	125	144	261	809
Debt extinguishment gain	(687)	—	(687)	—
Interest expense	37,016	41,711	76,526	79,452
Transaction-related costs	328	6,127	924	10,062
Gain on sale of assets, net	(297)	(4,297)	(10,413)	(11,632)
Other income, net	(967)	(2,841)	(1,572)	(3,525)
Income before income taxes	$92,994	$86,040	$190,672	$178,026

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

Significant 2026 Transactions

2028 Notes Redemption

On April 1, 2026, we repurchased our 2028 Notes. The 2028 Notes were redeemed at 100% of their $800.0 million aggregate principal amount plus accrued and unpaid interest of approximately $25.0 million with borrowings under the Credit Facility. We recorded a debt extinguishment gain of $0.7 million during the second quarter of 2026 due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million. See Note 9 (“Long-Term Debt”) for further details.

2034 Notes

On January 21, 2026, we completed a private offering of $800.0 million aggregate principal amount of 6.0% senior notes due 2034 and received net proceeds of $789.4 million after deducting issuance costs. In January 2026, the approximately $10.6 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statements of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under our Credit Facility. See Note 9 (“Long-Term Debt”) for further details.

Operating Highlights

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(horsepower in thousands)	2026	2025	2026	2025
Total available horsepower (at period end)(1)	4,784	4,843	4,784	4,843
Total operating horsepower (at period end)(2)	4,516	4,651	4,516	4,651
Average operating horsepower(3)	4,514	4,467	4,535	4,371
Horsepower utilization:
Spot (at period end)	94%	96%	94%	96%
Average	94%	96%	95%	96%
(1) Defined as idle and operating horsepower. Includes new compressors completed by third-party manufacturers that have been delivered to us.
(2) Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
(3) Defined as average of period end horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue, including operating horsepower for the compressors acquired in the NGCS Acquisition beginning May 1, 2025.

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

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, long-lived and other asset impairment, restructuring charges, debt extinguishment gain, interest expense, transaction-related costs, gain on sale of assets, net, other income, net, provision for income taxes and equity in net loss of unconsolidated affiliate. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to adjusted gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income	$66,720	$63,420	$140,514	$134,270
Selling, general and administrative	39,641	36,244	84,872	73,451
Depreciation and amortization	71,478	63,139	141,212	120,759
Long-lived and other asset impairment	4,881	10,847	10,140	11,819
Restructuring charges	125	144	261	809
Debt extinguishment gain	(687)	—	(687)	—
Interest expense	37,016	41,711	76,526	79,452
Transaction-related costs	328	6,127	924	10,062
Gain on sale of assets, net	(297)	(4,297)	(10,413)	(11,632)
Other income, net	(967)	(2,841)	(1,572)	(3,525)
Provision for income taxes	25,821	22,433	49,225	43,569
Equity in net loss of unconsolidated affiliate	453	187	933	187
Adjusted gross margin	$244,512	$237,114	$491,935	$459,221

The following table reconciles gross margin, the most directly comparable GAAP measure, to adjusted gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$371,238	$383,152	$745,005	$730,315
Cost of sales, exclusive of depreciation and amortization	(126,726)	(146,038)	(253,070)	(271,094)
Depreciation and amortization	(71,478)	(63,139)	(141,212)	(120,759)
Gross margin	173,034	173,975	350,723	338,462
Depreciation and amortization	71,478	63,139	141,212	120,759
Adjusted gross margin	$244,512	$237,114	$491,935	$459,221

RESULTS OF OPERATIONS

Summary of Results

Revenue was $371.2 million and $383.2 million during the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by decreased revenue from our aftermarket services business, partially offset by increased revenue from our contract operations business. See “Contract Operations” and “Aftermarket Services” below for further details.

Revenue was $745.0 million and $730.3 million during the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by increased revenue from our contract operations business, partially offset by decreased revenue from our aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $66.7 million and $63.4 million during the three months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by higher adjusted gross margin from our contract operations business, as well as decreases in long-lived and other asset impairment, transaction-related costs and interest expense. These increases were partially offset by increases in depreciation and amortization, SG&A and provision for income taxes, as well as lower gross margin from our aftermarket services business and a reduction in gain on sale of assets, net.

Net income was $140.5 million and $134.3 million during the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by higher adjusted gross margin from our contract operations business, as well as decreases in transaction-related costs and interest expense. These increases were partially offset by increases in depreciation and amortization, SG&A and provision for income taxes, as well as lower gross margin from our aftermarket services business.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Contract Operations

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$329,260	$318,327	3%
Cost of sales, exclusive of depreciation and amortization	94,672	96,152	(2)%
Adjusted gross margin	$234,588	$222,175	6%
Adjusted gross margin percentage (1)	71%	70%	1%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $10.9 million due primarily to higher rates, an additional month of revenue from the compression units acquired in the NGCS Acquisition and revenue from additions of horsepower. These increases were partially offset by sales of active horsepower, including the compression units sold in the Flowco Disposition.

The decrease in cost of sales, exclusive of depreciation and amortization, was primarily due to a decrease of $3.0 million in lube oil expenses due to lower prices and a reduction in volumes purchased, as well as a decrease of $1.3 million in parts expense due to lower service activity levels. These decreases were partially offset by a $2.0 million increase in employee compensation and benefits expense. We anticipate lube oil cost pressure in the second half of 2026.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth combined with a reduction in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$41,978	$64,825	(35)%
Cost of sales, exclusive of depreciation and amortization	32,054	49,886	(36)%
Adjusted gross margin	$9,924	$14,939	(34)%
Adjusted gross margin percentage (1)	24%	23%	1%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business decreased primarily due to lower parts sales as well as reduced customer demand for major maintenance service activity compared to the three months ended June 30, 2025, which reflected higher parts sales, including the non-recurring sales of overhauled engines.

The decrease in cost of sales, exclusive of depreciation and amortization, was primarily driven by decreased service activity, including differences in the scope, timing and type of services performed.

Costs and Expenses

	Three Months Ended
	June 30,
(in thousands)	2026	2025
Selling, general and administrative	$39,641	$36,244
Depreciation and amortization	71,478	63,139
Long-lived and other asset impairment	4,881	10,847
Restructuring charges	125	144
Debt extinguishment gain	(687)	—
Interest expense	37,016	41,711
Transaction-related costs	328	6,127
Gain on sale of assets, net	(297)	(4,297)
Other income, net	(967)	(2,841)

Selling, general and administrative. SG&A increased for the three months ended June 30, 2026 primarily due to higher long-term incentive compensation expense, including a $2.7 million increase in cash-settled incentive compensation expense as a result of an increase in our stock price, as well as a $0.6 million increase in information technology expense. These increases were partially offset by a $0.9 million decrease in professional fees.

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

Long-lived and other asset impairment. The decrease in long-lived and other asset impairment was primarily due to the $8.7 million write-down of assets held for sale to estimated fair value less costs to sell as of June 30, 2025. The decrease was partially offset by an increase of $2.8 million in compression fleet impairment.

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

	Three Months Ended
	June 30,
(dollars in thousands)	2026	2025
Idle compressors retired from the active fleet	40	30
Horsepower of idle compressors retired from the active fleet	17,000	12,000
Impairment recorded on idle compressors retired from the active fleet	$4,881	$2,110

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

Restructuring charges. Restructuring charges of $0.1 million during both the three months ended June 30, 2026 and 2025 consisted of property disposal and closure costs. See Note 14 (“Restructuring Charges”) for further details.

Debt extinguishment gain. We recorded a debt extinguishment gain of $0.7 million during the three months ended June 30, 2026 as a result of the 2028 Notes Redemption, due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million.

Interest expense. Interest expense decreased for the three months ended June 30, 2026, primarily due to a decrease in the weighted-average effective interest rate, as well as a lower average outstanding balance of long-term debt.

Transaction-related costs. We incurred professional fees, compensation and other costs related to the NGCS Acquisition during the three months ended June 30, 2026 and 2025 of $0.1 million and $4.7 million, respectively. We incurred compensation and other costs related to the TOPS Acquisition during the three months ended June 30, 2026 and 2025 of $0.2 million and $1.4 million, respectively. See Note 3 (“Business Transactions”) for further details.

Gain on sale of assets, net. Gain on sale of assets, net decreased for the three months ended June 30, 2026, primarily due to gains of $0.6 million on other asset sales, partially offset by losses of $0.3 million on compression asset sales, compared to gains of $3.6 million and $0.7 million on compression and other asset sales, respectively, during the three months ended June 30, 2025.

Other income, net. The decrease in other income, net was primarily due to a decrease in proceeds from insurance and other settlements during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Provision for Income Taxes

Provision for income taxes increased during the three months ended June 30, 2026, primarily due to the tax effect of the increase in book income and the limitation on executive compensation partially offset by the benefit from equity-settled long-term incentive compensation.

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Provision for income taxes	$25,821	$22,433	15%
Effective tax rate	28%	26%	2%

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Contract Operations

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$660,140	$618,724	7%
Cost of sales, exclusive of depreciation and amortization	187,943	185,951	1%
Adjusted gross margin	$472,197	$432,773	9%
Adjusted gross margin percentage (1)	72%	70%	2%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $41.4 million due primarily to higher rates, an additional four months of revenue from the compression units acquired in the NGCS Acquisition and revenue from additions of horsepower. These increases were partially offset by sales of active horsepower, including the compression units sold in the Flowco Disposition.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a $6.0 million increase in employee compensation and benefits expense and a $0.7 million increase in parts expense due to higher service activity levels. These increases were partially offset by a decrease of $5.4 million in lube oil expenses primarily due to lower prices, partially offset by an increase in volumes purchased. We anticipate lube oil cost pressure in the second half of 2026.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$84,865	$111,591	(24)%
Cost of sales, exclusive of depreciation and amortization	65,127	85,143	(24)%
Adjusted gross margin	$19,738	$26,448	(25)%
Adjusted gross margin percentage (1)	23%	24%	(1)%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business decreased primarily due to reduced customer demand for major maintenance service activity as well as lower parts sales compared to the six months ended June 30, 2025, which reflected higher parts sales, including the non-recurring sale of overhauled engines.

The decrease in cost of sales, exclusive of depreciation and amortization, was primarily driven by decreased service activity, including differences in the scope, timing and type of services performed.

Costs and Expenses

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Selling, general and administrative	$84,872	$73,451
Depreciation and amortization	141,212	120,759
Long-lived and other asset impairment	10,140	11,819
Restructuring charges	261	809
Debt extinguishment gain	(687)	—
Interest expense	76,526	79,452
Transaction-related costs	924	10,062
Gain on sale of assets, net	(10,413)	(11,632)
Other income, net	(1,572)	(3,525)

Selling, general and administrative. SG&A increased for the six months ended June 30, 2026 primarily due to higher long-term incentive compensation expense, including a $6.7 million increase in cash-settled incentive compensation expense as a result of an increase in our stock price and a $3.2 million acceleration of expense recognition for long-term incentive compensation pursuant to an executive retention agreement, as well as a $1.4 million increase in information technology expense. These increases were partially offset by a $2.8 million decrease in professional fees.

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

Long-lived and other asset impairment. The decrease in long-lived and other asset impairment was primarily due to the $8.7 million write-down of assets held for sale to estimated fair value less costs to sell as of June 30, 2025. The decrease was partially offset by an increase of $7.1 million in compression fleet impairment.

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

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025
Idle compressors retired from the active fleet	100	50
Horsepower of idle compressors retired from the active fleet	41,000	17,000
Impairment recorded on idle compressors retired from the active fleet	$10,140	$3,082

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

Restructuring charges. Restructuring charges of $0.3 million during the six months ended June 30, 2026 consisted of property disposal and closure costs, whereas restructuring charges of $0.8 million during the six months ended June 30, 2025 consisted of severance, property disposal and closure costs. See Note 14 (“Restructuring Charges”) for further details.

Debt extinguishment gain. We recorded a debt extinguishment gain of $0.7 million during the six months ended June 30, 2026 as a result of the 2028 Notes Redemption, due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million.

Interest expense. Interest expense decreased for the six months ended June 30, 2026, primarily due to a decrease in the weighted-average effective interest rate, partially offset by an increase in the average outstanding balance of long-term debt.

Transaction-related costs. We incurred professional fees, compensation and other costs related to the NGCS Acquisition during the six months ended June 30, 2026 and 2025 of $0.5 million and $7.6 million, respectively. We incurred compensation and other costs related to the TOPS Acquisition during the six months ended June 30, 2026 and 2025 of $0.5 million and $2.5 million, respectively. See Note 3 (“Business Transactions”) for further details.

Gain on sale of assets, net. Gain on sale of assets, net decreased for the six months ended June 30, 2026, primarily due to gains of $7.9 million and $2.5 million on compression and other asset sales, respectively, compared to gains of $10.7 million and $0.9 million on compression and other asset sales, respectively, during the six months ended June 30, 2025.

Other income, net. The decrease in other income, net was primarily due to a decrease in proceeds from insurance and other settlements during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Provision for Income Taxes

Provision for income taxes increased during the six months ended June 30, 2026, primarily due to the tax effect of the increase in book income and the limitation on executive compensation, partially offset by the benefit from equity-settled long-term incentive compensation.

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Provision for income taxes	$49,225	$43,569	13%
Effective tax rate	26%	24%	2%

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

Growth capital expenditures were $115.9 million and $206.7 million for the six months ended June 30, 2026 and 2025, respectively.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $73.5 million and $55.2 million during the six months ended June 30, 2026 and 2025, respectively. The increase in maintenance capital expenditures was primarily due to an increase in scheduled and unscheduled maintenance activities due to maintenance cycle requirements and the addition of the compression units acquired in the NGCS Acquisition.

Projected Capital Expenditures. We currently plan to spend approximately $400 million to $445 million on capital expenditures during 2026, primarily consisting of approximately $250 million to $275 million for growth capital expenditures and approximately $125 million to $135 million for maintenance capital expenditures.

Purchase Commitments. Our future capital purchase commitments consist of contractual obligations for new fleet assets that have been ordered but not yet received. As of June 30, 2026, we had contractual obligations to purchase $868.9 million of additional fleet assets through 2029, of which $258.8 million is due within the next 12 months.

Returning Capital to Stockholders

We continue to return capital to stockholders through quarterly dividends and share repurchases. On July 23, 2026, our Board of Directors declared a quarterly dividend of $0.23 per share of common stock, or approximately $40.5 million, to be paid on August 11, 2026 to stockholders of record at the close of business on August 4, 2026. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors. In October 2025, our Board of Directors approved an additional increase to our Share Repurchase Program of $100.0 million through December 31, 2026, and as of June 30, 2026, available capacity under the Share Repurchase Program was $113.2 million. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion.

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

During the six months ended June 30, 2026 and 2025, our Credit Facility had an average daily balance of $596.6 million and $589.9 million, respectively. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 5.4% and 5.8% at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, there were $3.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 1.7%.

As of June 30, 2026, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of June 30, 2026.

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

Cash Flows

Our cash flows, as reflected in our condensed consolidated statements of cash flows, are summarized below:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$346,635	$243,099
Investing activities	(187,743)	(541,697)
Financing activities	(158,445)	300,039
Net increase in cash and cash equivalents	$447	$1,441

Operating Activities

The increase in net cash provided by operating activities was primarily due to tax refund receipts of $41.5 million and higher adjusted gross margin from our contract operations business as a result of an overall increase in levels of activity.

Investing Activities

The decrease in net cash used in investing activities was primarily due to $296.6 million of cash consideration paid in the NGCS Acquisition during the six months ended June 30, 2025, as well as a $68.2 million decrease in capital expenditures.

Financing Activities

The change to net cash used in financing activities from net cash provided by financing activities was primarily due to net repayments on our Credit Facility of $52.9 million and a $10.7 million increase in dividends paid to stockholders, partially offset by a $24.6 million decrease in shares repurchased under the Share Repurchase Program. Additionally, proceeds from the issuance of the 2034 Notes in January 2026 were offset by the 2028 Notes Redemption in
April 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility.

As of June 30, 2026, we had $865.6 million of variable interest rate indebtedness outstanding at a weighted-average interest rate of 5.4%.

A 1% increase or decrease in the effective interest rate on our Credit Facility’s outstanding balance at June 30, 2026 would have resulted in an annual increase or decrease in our interest expense of $8.7 million.

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

As of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes shares repurchased and shares withheld during the three months ended June 30, 2026:

			Total number of	Approximate dollar
		Average	shares repurchased	value of shares
		price	as part of publicly	that may yet be
	Total number	paid per	announced plans	purchased under the
(dollars in thousands, except per share amounts)	of shares purchased(1)	share(2)	or programs(3)	plans or programs(3)
April 1, 2026 — April 30, 2026	—	$—	—	$113,233
May 1, 2026 —May 31, 2026	1,929	39.20	—	113,233
June 1, 2026 — June 30, 2026	35	37.14	—	113,233
Total	1,964	$39.16	—
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the Share Repurchase Program during the period. See Note 11 (“Stockholders’ Equity”) for further details.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.
(3)	Our Board of Directors authorized the Share Repurchase Program in April 2023, which allowed us to repurchase and retire up to $50.0 million of outstanding common stock. Between April 2024 and October 2025, extensions of the Share Repurchase Program were approved by our Board of Directors to repurchase and retire outstanding common stock through December 31, 2026. See Note 11 (“Stockholders’ Equity”) for further details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1

Composite Certificate of Incorporation of Archrock, Inc., as amended as of November 3, 2015 (incorporated by reference to Exhibit 3.3 to Archrock Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015)

3.2	Fourth Amended and Restated Bylaws of Exterran Holdings, Inc., now Archrock, Inc. (incorporated by reference to Exhibit 3.1 of Archrock Inc.’s Current Report on Form 8-K filed on July 27, 2023)
10.1†***	Employment Letter, dated June 17, 2026, between Mohit Singh and Archrock, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2026)
10.2†

Severance Benefit Agreement, effective July 6, 2026, between Mohit Singh and Archrock, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 25, 2026)

10.3†

Change of Control Agreement, effective July 6, 2026, between Mohit Singh and Archrock, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 25, 2026)

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

*      Filed herewith.

** Furnished, not filed.

*** Certain identified information has been excluded from this exhibit because it is both not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Archrock, Inc.

By:	/s/ Mohit Singh
Mohit Singh
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Donna A. Henderson
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 5, 2026