Form 10-Q
period 2026-09-30
Archrock, Inc.
filed 2026-11-03
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of the common stock of the registrant outstanding as of October 27, 2026: 175,354,040 shares.

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

Form 10-Q	Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gases (carbon dioxide, methane and water vapor for example)
Hilcorp	Hilcorp Energy Company
Ionada	Ionada PLC
LIBOR	London Interbank Offered Rate
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,147	$1,553
Accounts receivable, net of allowance of $777 and $1,205, respectively	178,154	142,327
Inventory	116,664	109,747
Tax refund receivable	—	41,479
Other current assets	9,653	9,057
Total current assets	308,618	304,163
Property, plant and equipment, net	3,764,906	3,658,089
Operating lease right-of-use assets	12,442	13,581
Goodwill	124,178	125,189
Intangible assets, net	132,063	143,947
Contract costs, net	40,555	38,959
Deferred tax assets	858	2,059
Other assets	84,204	55,449
Non-current assets of discontinued operations	7,868	7,868
Total assets	$4,475,692	$4,349,304

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$63,687	$43,731
Accrued liabilities	139,384	145,024
Deferred revenue	8,522	8,391
Total current liabilities	211,593	197,146
Long-term debt	2,343,100	2,410,893
Operating lease liabilities	9,046	10,220
Deferred tax liabilities	269,355	198,309
Other liabilities	36,863	33,389
Non-current liabilities of discontinued operations	7,868	7,868
Total liabilities	2,877,825	2,857,825

Commitments and contingencies (Note 11)

Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 185,182,119 and 184,746,759 shares issued, respectively	1,851	1,847
Additional paid-in capital	3,876,627	3,876,834
Accumulated deficit	(2,151,500)	(2,257,386)
Treasury stock: 9,831,608 and 9,877,754 common shares, at cost, respectively	(129,111)	(129,816)
Total equity	1,597,867	1,491,479
Total liabilities and equity	$4,475,692	$4,349,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Contract operations	$331,155	$326,269	$991,295	$944,993
Aftermarket services	39,656	56,161	124,521	167,752
Total revenue	370,811	382,430	1,115,816	1,112,745
Cost of sales, exclusive of depreciation and amortization
Contract operations	92,433	86,710	280,376	272,661
Aftermarket services	30,580	43,115	95,707	128,258
Total cost of sales, exclusive of depreciation and amortization	123,013	129,825	376,083	400,919
Selling, general and administrative	26,049	37,676	110,921	111,127
Depreciation and amortization	71,948	67,130	213,160	187,889
Long-lived and other asset impairment	3,217	4,676	13,357	16,495
Restructuring charges	—	688	261	1,497
Debt extinguishment gain	—	—	(687)	—
Interest expense	37,017	43,661	113,543	123,113
Transaction-related costs	270	1,767	1,194	11,829
Gain on sale of assets, net	(2,146)	(3,835)	(12,559)	(15,467)
Other (income) expense, net	(103)	3,984	(1,675)	459
Income before income taxes	111,546	96,858	302,218	274,884
Provision for income taxes	26,660	25,425	75,885	68,994
Income before equity in net loss of unconsolidated affiliate	84,886	71,433	226,333	205,890
Equity in net loss of unconsolidated affiliate	420	185	1,353	372
Net income	$84,466	$71,248	$224,980	$205,518

Basic and diluted earnings per common share	$0.48	$0.40	$1.27	$1.16

Weighted-average common shares outstanding:
Basic	174,526	174,619	174,341	174,549
Diluted	174,774	174,913	174,700	174,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at June 30, 2025	$1,858	185,783,778	$3,892,168	$(2,371,609)	$(113,977)	(9,216,485)	$1,408,440
Shares repurchased	—	—	—	—	(25,371)	(1,094,516)	(25,371)
Shares retired	(11)	(1,094,516)	(25,360)	—	25,371	1,094,516	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(8)	(301)	(8)
Cash dividends ($0.210 per common share)	—	—	—	(36,921)	—	—	(36,921)
Shares issued under ESPP	—	18,247	403	—	—	—	403
Stock-based compensation, net of forfeitures	—	—	4,488	—	—	(8,395)	4,488
Net income	—	—	—	71,248	—	—	71,248
Balance at September 30, 2025	$1,847	184,707,509	$3,871,699	$(2,337,282)	$(113,985)	(9,225,181)	$1,422,279

Balance at June 30, 2026	$1,849	184,982,818	$3,872,653	$(2,195,403)	$(126,994)	(9,765,857)	$1,552,105
Shares withheld related to net settlement of equity awards	—	—	—	—	(2,117)	(55,955)	(2,117)
Cash dividends ($0.230 per common share)	—	—	—	(40,563)	—	—	(40,563)
Shares issued under ESPP	—	20,405	555	—	—	—	555
Stock-based compensation, net of forfeitures	2	178,896	3,419	—	—	(9,796)	3,421
Net income	—	—	—	84,466	—	—	84,466
Balance at September 30, 2026	$1,851	185,182,119	$3,876,627	$(2,151,500)	$(129,111)	(9,831,608)	$1,597,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except shares and per share amounts)

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Amount	Shares	Capital	Deficit	Amount	Shares	Total
Balance at December 31, 2024	$1,854	185,350,510	$3,880,936	$(2,438,074)	$(121,185)	(10,182,985)	$1,323,531
Shares repurchased	—	—	—	—	(54,416)	(2,330,631)	(54,416)
Shares retired	(38)	(3,813,831)	(76,574)	—	76,612	3,813,831	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(14,996)	(505,269)	(14,996)
Cash dividends ($0.590 per common share)	—	—	—	(104,726)	—	—	(104,726)
Shares issued under ESPP	—	52,266	1,169	—	—	—	1,169
Stock-based compensation, net of forfeitures	8	805,050	12,592	—	—	(20,127)	12,600
Time-based cash or equity settled units settled as equity	1	62,500	1,755	—	—	—	1,756
Contribution to Enerflex	—	—	(1,123)	—	—	—	(1,123)
Shares issued for NGCS Acquisition	22	2,251,014	52,944	—	—	—	52,966
Net income	—	—	—	205,518	—	—	205,518
Balance at September 30, 2025	$1,847	184,707,509	$3,871,699	$(2,337,282)	$(113,985)	(9,225,181)	$1,422,279

Balance at December 31, 2025	$1,847	184,746,759	$3,876,834	$(2,257,386)	$(129,816)	(9,877,754)	$1,491,479
Shares repurchased	—	—	—	—	(4,422)	(170,952)	(4,422)
Shares retired	(8)	(818,432)	(20,233)	—	20,241	818,432	—
Shares withheld related to net settlement of equity awards	—	—	—	—	(15,114)	(522,065)	(15,114)
Cash dividends ($0.670 per common share)	—	—	—	(119,094)	—	—	(119,094)
Shares issued under ESPP	—	58,128	1,586	—	—	—	1,586
Stock-based compensation, net of forfeitures	11	1,103,987	15,728	—	—	(79,269)	15,739
Time-based cash or equity settled units settled as equity	1	91,677	2,712	—	—	—	2,713
Net income	—	—	—	224,980	—	—	224,980
Balance at September 30, 2026	$1,851	185,182,119	$3,876,627	$(2,151,500)	$(129,111)	(9,831,608)	$1,597,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$224,980	$205,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213,160	187,889
Long-lived and other asset impairment	13,357	16,495
Non-cash restructuring charges	—	251
Equity in net loss of unconsolidated affiliate	1,353	483
Inventory write-downs	229	792
Amortization of operating lease right-of-use assets	3,551	3,469
Amortization of deferred financing costs	4,578	4,772
Amortization of debt premium	(501)	(1,504)
Amortization of capitalized implementation costs	3,076	2,431
Debt extinguishment gain	(687)	—
Stock-based compensation expense	18,452	14,356
(Benefit from) provision for credit losses	(195)	524
Gain on sale of assets, net	(12,559)	(15,467)
Deferred income tax provision	73,164	67,350
Amortization of contract costs	14,593	17,053
Deferred revenue recognized in earnings	(17,815)	(14,596)
Changes in operating assets and liabilities:
Accounts receivable, net	(35,521)	(46,064)
Inventory	(10,096)	(11,823)
Other assets	10,209	(18,391)
Contract costs	(16,189)	(19,046)
Accounts payable and other liabilities	(367)	(4,600)
Deferred revenue	18,581	17,700
Other	106	37
Net cash provided by operating activities	505,459	407,629

Cash flows from investing activities:
Capital expenditures	(329,355)	(414,667)
Proceeds from sale of business	—	71,000
Proceeds from sale of property, equipment and other assets	36,517	42,556
Proceeds from insurance and other settlements	155	3,811
Cash paid in NGCS Acquisition, net of cash acquired	—	(294,613)
Investments in unconsolidated affiliates and other strategic investments	(4,277)	(471)
Net cash used in investing activities	(296,960)	(592,384)

Cash flows from financing activities:
Borrowings of long-term debt	1,874,025	1,495,701
Repayments of long-term debt	(1,932,200)	(1,135,301)
Redemption of 2028 Notes	(800,000)	—
Proceeds from 2034 Notes offering	800,000	—
Payments of debt issuance costs	(10,686)	(1,890)
Dividends paid to stockholders	(119,094)	(104,726)
Repurchases of common stock	(4,422)	(54,416)
Taxes paid related to net share settlement of equity awards	(15,114)	(14,996)
Proceeds from stock issued under ESPP	1,586	1,169
Contribution to Enerflex	—	(1,123)
Net cash (used in) provided by financing activities	(205,905)	184,418
Net increase (decrease) in cash and cash equivalents	2,594	(337)
Cash and cash equivalents, beginning of period	1,553	4,420
Cash and cash equivalents, end of period	$4,147	$4,083
Supplemental disclosure of non-cash investing transactions:
Issuance of Archrock common stock pursuant to NGCS Acquisition	$—	$52,966

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to this Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our 2025 Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which will require tabular disclosures in the notes to the consolidated financial statements that disaggregate certain relevant expense captions presented on the face of the income statement into specified natural expense categories, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 also requires disclosure of the total amount of selling expenses for each reporting period and, in annual periods, a description of the entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities are required to adopt ASU 2024-03 prospectively with the option for retrospective application. We continue to advance our implementation efforts to adopt ASU 2024-03, including developing disclosure methodologies, identifying data sources, and designing related processes and controls. While we do not expect the adoption to impact our condensed consolidated financial statements, we do expect the adoption to impact presentation of expense information within related disclosures.

3. Business Transactions

Flowco Disposition

On August 1, 2025, we completed the sale of certain contract operations customer agreements and approximately 155 compressors, comprising approximately 47,000 horsepower, used to provide compression services under those agreements along with other supporting assets, for aggregate total consideration of $71.0 million. Goodwill, customer-related intangible assets and deferred revenue were allocated based on a ratio of the horsepower sold relative to the total horsepower of the asset group. The disposal group was classified as held for sale as of June 30, 2025, and its carrying value was adjusted to estimated fair value less costs to sell. We recorded a write-down of $0.9 million and $9.6 million during the three and nine months ended September 30, 2025, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

NGCS Acquisition

On May 1, 2025, we completed the NGCS Acquisition, whereby we acquired all of the issued and outstanding equity interests in NGCS, including a fleet of approximately 326,000 operating horsepower and an 18,000 horsepower backlog of contracted new equipment, for aggregate total consideration of $349.4 million. Total consideration consisted of $296.5 million in cash, of which we paid $265.1 million to NGCSI sellers and $31.4 million to NGCSE sellers, and approximately 2.3 million shares of common stock issued to NGCSE sellers with an NGCS acquisition date fair value of $53.0 million. The cash portion of the purchase price was funded with borrowings under the Credit Facility. In accordance with the terms of the Merger Agreements, customary post-closing adjustments were made during the third quarter of 2025, resulting in a reduction to the purchase price of approximately $2.0 million.

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

Transaction-Related Costs

The following table presents transaction-related costs incurred in connection with the NGCS Acquisition by cost type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Professional fees (1)	$131	$144	$540	$6,646
Compensation-related costs (2)	—	867	64	1,579
Other costs	—	92	—	455
Total transaction-related costs	$131	$1,103	$604	$8,680
(1)	Professional fees include legal, advisory, consulting and other fees.
(2)	Compensation-related costs include amounts related to NGCSI employee retention and severance associated with the NGCS Acquisition. Payments were due and payable at various times up to and including the one-year anniversary of the NGCS Acquisition.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2025 was derived by adjusting our historical financial statements in order to give effect to the assets acquired and liabilities assumed in the NGCS Acquisition. The NGCS Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2024, and reflects the following:

●	the effects of the NGCSI employee retention and other compensation-related arrangements associated with the NGCS Acquisition;
●	the application of our accounting policies and adjusting the results of NGCS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2024;
●	the interest expense resulting from borrowings under the Credit Facility used to fund the cash portion of the purchase price;
●	the amortization of debt issuance costs associated with the Second Amendment to the Amended and Restated Credit Agreement;
●	the exclusion of $0.2 million and $7.1 million of nonrecurring financial advisory, legal, audit and other professional fees incurred related to the NGCS Acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and nine months ended September 30, 2025, respectively; and
●	the income tax effects of the adjustments based on the estimated blended statutory tax rate of 23%.

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

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2025
Revenue	$382,430	$1,139,021
Net income attributable to Archrock stockholders	72,096	212,960

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

4. Accounts Receivable

Accounts receivable, net is comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Customer related:
Third party	$152,919	$128,318
Related parties (1)	358	1,739
Other	25,654	13,475
Accounts receivable	178,931	143,532
Allowance for credit losses	(777)	(1,205)
Accounts receivable, net	$178,154	$142,327
(1) See Note 19 (“Related Party Transactions”) for further details.

As of September 30, 2026, we continued to recognize a gross insurance recovery receivable within accounts receivable, net and other assets in our condensed consolidated balance sheets as recovery under the applicable insurance policy remained probable and reasonably estimable. We continue to recognize a gross litigation settlement liability within accrued liabilities related to a settlement agreement.

5. Inventory

Inventory is comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Parts and supplies	$102,077	$96,943
Work in progress	14,587	12,804
Inventory	$116,664	$109,747

6. Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Compression equipment, facilities and other fleet assets	$5,023,115	$4,791,318
Land and buildings	37,302	36,058
Transportation and shop equipment	149,641	147,160
Computer hardware and software	81,197	79,367
Other	9,549	11,997
Property, plant and equipment	5,300,804	5,065,900
Accumulated depreciation	(1,535,898)	(1,407,811)
Property, plant and equipment, net	$3,764,906	$3,658,089

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

7. Other Assets

Other assets are comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Investments in unconsolidated affiliates and other strategic investments	$28,840	$25,440
Insurance recovery receivable	29,566	—
Other long-term assets	25,798	30,009
Other assets	$84,204	$55,449

As of September 30, 2026, we continued to recognize a gross insurance recovery receivable within accounts receivable, net and other assets in our condensed consolidated balance sheets as recovery under the applicable insurance policy remained probable and reasonably estimable. We continue to recognize a gross litigation settlement liability within accrued liabilities related to a settlement agreement.

8. Investments in Unconsolidated Affiliates and Other Strategic Investments

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

On July 1, 2026, the limited liability agreement was amended to include, among other provisions, authorization of additional capital of 80 thousand units issued to us at a purchase price of $25 per unit. In connection with the amendment, we invested $2.0 million in FGC Holdco, which resulted in a 37% equity interest in FGC Holdco at that time.

During the three months ended September 30, 2026 and 2025, we invested $2.5 million and $0.1 million, respectively, in FGC Holdco and during the nine months ended September 30, 2026 and 2025, we invested $2.9 million and $0.5 million, respectively, in FGC Holdco. As of September 30, 2026 and December 31, 2025, the carrying value of our investment in FGC Holdco was $2.2 million and $0.2 million, respectively, which is included in other assets in our condensed consolidated balance sheets. Cash contributions are included in the investing activities section of our condensed consolidated statements of cash flows.

We determined FGC Holdco is a VIE over which we do not have the power to direct the activities that most significantly impact economic performance and therefore are not the primary beneficiary. The board of directors of FGC Holdco has control over the activities that most significantly impact the economic performance, and although we participate in board governance, we do not have the unilateral ability to control board decisions. We apply the equity method of accounting to account for our investment. The carrying value of our equity investment is impacted by our share of investee income or loss, distributions, amortization or accretion of basis differences and other-than-temporary impairments.

As of September 30, 2026, we had a $2.8 million basis difference between the cost of our investment and our proportionate share of the carrying value of FGC Holdco’s underlying net assets. The basis difference is primarily attributed to intangible assets and is being amortized over the estimated 20-year useful life.

We recognized equity method losses of $0.5 million and $0.3 million during the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively, which is included in equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations. We eliminate intra-entity profits and losses on transactions with FGC Holdco to the extent such profits or losses are not realized through transactions with third parties. See Note 19 (“Related Party Transactions”) for further details.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Investment in Ionada

We are the lead investor in a series A preferred financing round for Ionada, a global carbon capture technology company committed to reducing GHG emissions and creating a sustainable future. We have elected the fair value measurement alternative to account for this investment. See Note 18 (“Fair Value Measurements”) for further details.

On March 13, 2026, we invested $1.3 million in Ionada and as a result, the carrying value of our investment in Ionada at September 30, 2026 was $6.8 million, including transaction costs of $0.5 million, and is included in other assets in our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, we had a fully diluted ownership equity interest in Ionada of 16% and 12%, respectively.

On October 21, 2026, we invested an additional $0.9 million in Ionada, and as a result, the carrying value of our investment was $7.7 million and resulted in a fully diluted ownership equity interest in Ionada of 18% at that time. Subject to certain contractual conditions, we may invest on the same terms and conditions as the initial and secondary investments, up to $3.8 million prior to April 3, 2027, for a fully diluted ownership interest up to 25%.

Investment in ECOTEC

We hold a 25% equity interest in ECOTEC, a company specializing in methane emissions detection, monitoring and management. We have elected the fair value option to account for this investment, and during the three and nine months ended September 30, 2026 and 2025, we did not recognize unrealized gains or losses related to the change in fair value of our investment. Changes in the fair value of this investment are recognized in other (income) expense, net in our condensed consolidated statements of operations. See Note 18 (“Fair Value Measurements”) for further details.

Other Strategic Investments

In December 2025, we entered into a SAFE with Shoreline AI, a software-as-a-service company, focused on predictive maintenance for energy infrastructure assets. We have elected the fair value measurement alternative to account for this investment and as of both September 30, 2026 and December 31, 2025, the carrying value of our investment was equal to its $5.2 million cost, including transaction costs of $0.2 million, and is included in other assets in our condensed consolidated balance sheets. See Note 18 (“Fair Value Measurements”) for further details.

f

9. Accrued Liabilities

Accrued liabilities are comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued salaries and other benefits	$40,160	$61,017
Accrued income and other taxes	14,969	17,192
Accrued interest	15,908	31,037
Accrued sales and use tax audit settlement liabilities	—	9,867
Other accrued liabilities	68,347	25,911
Accrued liabilities	$139,384	$145,024

As of September 30, 2026, we continue to recognize a gross litigation settlement liability within accrued liabilities related to a settlement agreement finalized during the third quarter of 2026, prior to the issuance of the condensed consolidated financial statements for the quarterly period ended June 30, 2026. We also continue to recognize a gross insurance recovery receivable within accounts receivable, net and other assets in our condensed consolidated balance sheets as of September 30, 2026, as recovery under the applicable insurance policy remained probable and reasonably estimable.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Credit Facility	$860,300	$918,475

6.000% senior notes due February 2034:
Principal outstanding	800,000	—
Unamortized debt issuance costs	(9,784)	—
	790,216	—
6.625% senior notes due September 2032:
Principal outstanding	700,000	700,000
Unamortized debt issuance costs	(7,416)	(8,356)
	692,584	691,644
6.250% senior notes due April 2028:
Principal outstanding	—	800,000
Unamortized debt premium	—	4,513
Unamortized debt issuance costs	—	(3,739)
	—	800,774

Long-term debt	$2,343,100	$2,410,893

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

As of September 30, 2026, there were $3.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 1.7%. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 5.5% and 5.8% at September 30, 2026 and December 31, 2025, respectively. We incurred $0.4 million and $0.5 million of commitment fees on the daily unused amount of the Credit Facility during the three months ended September 30, 2026 and 2025, respectively, and $1.5 million during both the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of September 30, 2026.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

11. Commitments and Contingencies

Purchase Commitments

As of September 30, 2026, we had purchase commitments for new fleet assets with anticipated deliveries through 2030 in the amount of $958.1 million, of which $278.1 million is due within the next 12 months.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is reasonably possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2026 and December 31, 2025, we accrued $7.7 million and $7.9 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our condensed consolidated financial position, but it is reasonably possible that the resolution of future audits could be material to our condensed consolidated results of operations or cash flows.

As of September 30, 2026 and December 31, 2025, $2.9 million and $3.1 million, respectively, of the tax contingencies mentioned above had an offsetting indemnification asset.

We settled certain sales and use tax audits for which we recorded net benefits of $9.9 million and $10.8 million during the three and nine months ended September 30, 2025, respectively. Additional settlement activity during the fourth quarter of 2025 increased the cumulative net settlement benefit recorded for the year ended December 31, 2025 to $27.8 million. For certain subsequent open sales and use tax periods, we recorded tax credits resulting in a net benefit of $8.0 million during the year ended December 31, 2025. The net benefits from these settlements and credits were primarily reflected as a decrease to cost of sales, exclusive of depreciation and amortization in our condensed consolidated statements of operations. As of December 31, 2025, these settlements and credits were reflected in our condensed consolidated balance sheet as a $41.5 million tax refund receivable, partially offset by $9.9 million in accrued liabilities and $1.0 million in other liabilities.

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

12. Stockholders’ Equity

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

Share Repurchases

Share Repurchase Program

Our Board of Directors authorized the Share Repurchase Program in April 2023 that allowed us to repurchase and retire up to $50.0 million of outstanding common stock. Between April 2024 and October 2025, extensions of the Share Repurchase Program were approved by our Board of Directors to repurchase and retire outstanding common stock through December 31, 2026. As of September 30, 2026, available capacity under the Share Repurchase Program was $113.2 million.

Under the Share Repurchase Program, shares of our common stock may be repurchased periodically, including in the open market, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, at any time.

Since the inception of the Share Repurchase Program in April 2023 and through September 30, 2026, we have repurchased 4,632,263 shares of common stock at an average price of $20.91 per share, for an aggregate of $96.9 million. As of September 30, 2026, we have retired all of the shares of common stock that had been previously repurchased under the Share Repurchase Program.

Shares Withheld Related to Net Settlement of Equity Awards

The 2020 Plan allows us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes shares repurchased and shares withheld:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	—	$—	$—	170,952	$25.87	$4,422
Shares withheld related to net settlement of equity awards	55,955	37.85	2,117	522,065	28.95	15,114
Total	55,955	$37.85	$2,117	693,017	$28.19	$19,536

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in thousands, except per share amounts)	Total Number of Shares	Average Price per Share	Total Cost of Shares	Total Number of Shares	Average Price per Share	Total Cost of Shares
Shares repurchased under the Share Repurchase Program	1,094,516	$23.18	$25,371	2,330,631	$23.35	$54,416
Shares withheld related to net settlement of equity awards	301	25.00	8	505,269	29.68	14,996
Total	1,094,817	$23.18	$25,379	2,835,900	$24.48	$69,412

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2026 and 2025:

	Dividends per
(dollars in thousands, except per share amounts)	Common Share	Dividends Paid
2026
Q3	$0.230	$40,563
Q2	0.220	38,624
Q1	0.220	39,907

2025
Q4	$0.210	$36,876
Q3	0.210	36,921
Q2	0.190	33,620
Q1	0.190	34,185

On October 22, 2026, our Board of Directors declared a quarterly dividend of $0.23 per share of common stock, or approximately $40.5 million, to be paid on November 10, 2026 to stockholders of record at the close of business on November 3, 2026.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

13. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment and disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Contract operations:
0 ― 1,000 horsepower per unit	$103,753	$107,606	$316,337	$318,508
1,001 ― 1,500 horsepower per unit	106,913	109,494	322,613	317,450
Over 1,500 horsepower per unit	120,325	109,020	351,912	308,591
Other (1)	164	149	433	444
Total contract operations revenue (2)	331,155	326,269	991,295	944,993

Aftermarket services:
Services	21,986	35,039	66,373	94,201
OTC parts and components sales	17,670	21,122	58,148	71,679
Other	—	—	—	1,872
Total aftermarket services revenue (3)	39,656	56,161	124,521	167,752

Total revenue	$370,811	$382,430	$1,115,816	$1,112,745
(1) Primarily relates to fees associated with owned non-compression equipment.
(2) Includes $2.2 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $5.3 million and $4.7 million for the nine months ended September 30, 2026 and 2025, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3) Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue and other revenue is recognized at a point in time.

See Note 20 (“Segments”) for further details.

Performance Obligations

As of September 30, 2026, we had $1.5 billion of remaining performance obligations related to our contract operations segment, which will be recognized through 2034 as follows:

(in thousands)	2026	2027	2028	2029	2030	Thereafter (1)	Total
Remaining performance obligations	$210,408	$451,036	$241,629	$155,855	$117,970	$292,293	$1,469,191
(1) Performance obligations are expected to be $96.5 million, $84.5 million, $75.5 million and $35.8 million during the years ending December 31, 2031, 2032, 2033 and 2034, respectively.

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Receivables from Contracts with Customers

As of September 30, 2026 and December 31, 2025, our receivables from contracts with customers, net of allowance for credit losses, were $152.5 million and $128.9 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Allowance for Credit Losses

The changes in our allowance for credit losses during the nine months ended September 30, 2026 are as follows:

(in thousands)
Balance at beginning of period	$1,205
Benefit from credit losses	(195)
Write-offs charged against allowance	(233)
Balance at end of period	$777

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of September 30, 2026 and December 31, 2025, our contract liabilities were $12.8 million and $12.0 million, respectively, which are included in other liabilities in our condensed consolidated balance sheets.

During the nine months ended September 30, 2026 and 2025, we deferred revenue of $18.6 million and $17.7 million, respectively, and recognized revenue of $17.8 million and $14.6 million, respectively. The revenue recognized and deferred during the periods is primarily related to freight billings for contract operations and milestone billings for aftermarket services.

14. Long-Lived and Other Asset Impairment

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

The following table presents the results of our compression fleet impairment review as recorded in our contract operations segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Idle compressors retired from the active fleet	20	20	120	70
Horsepower of idle compressors retired from the active fleet	13,000	11,000	54,000	28,000
Impairment recorded on idle compressors retired from the active fleet	$3,217	$3,776	$13,357	$6,859

See Note 18 (“Fair Value Measurements”) for further details.

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

15. Restructuring Charges

During the second quarter of 2025, management approved and initiated a plan to exit certain facilities that were no longer deemed economical for our business, and during the nine months ended September 30, 2026, we incurred $0.3 million of costs to exit these facilities, whereas during the three months and nine months ended September 30, 2025, we incurred $0.7 million and $0.8 million, respectively of costs to exit these facilities. The facility closure costs incurred under the above restructuring plan were recorded to restructuring charges in our condensed consolidated statements of operations. We do not expect to incur additional restructuring charges related to these restructuring activities.

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

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
Three months ended September 30, 2025
Facility closure	$—	$—	$688	$688
Total restructuring charges	$—	$—	$688	$688

Nine Months Ended September 30, 2026
Facility closure	$261	$—	$—	$261
Total restructuring charges	$261	$—	$—	$261

Nine Months Ended September 30, 2025
Facility closure	$520	$—	$977	$1,497
Total restructuring charges	$520	$—	$977	$1,497
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2025	2026	2025
Facility closure
Severance costs	$—	$—	$596
Property disposal and closure costs	688	261	901
Total restructuring costs	$688	$261	$1,497

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

16. Income Taxes

Effective Tax Rate

The year-to-date effective tax rate for the nine months ended September 30, 2026 differed significantly from our statutory rate primarily due to state taxes, unrecognized tax benefits and the limitation on executive compensation, partially offset by the benefit from equity-settled long-term incentive compensation.

17. Earnings Per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net income	$84,466	$71,248	$224,980	$205,518
Less: Allocation of earnings to participating securities	(486)	(544)	(2,696)	(2,434)
Net income attributable to common stockholders	$83,980	$70,704	$222,284	$203,084

Allocation of earnings to cash or share settled restricted stock units (1)	—	—	—	1
Diluted net income attributable to common stockholders	$83,980	$70,704	$222,284	$203,085

Weighted-average common shares outstanding used in basic earnings per common share	174,526	174,619	174,341	174,549
Effect of dilutive securities:
Performance-based restricted stock units	220	278	277	295
Time-based restricted stock units	24	14	70	5
ESPP shares	4	2	12	6
Weighted-average common shares outstanding used in diluted earnings per common share	174,774	174,913	174,700	174,855

(1) The three and nine months ended September 30, 2026, and the three months ended September 30, 2025, exclude the income effect of participating liability awards that permit share settlement as the effect would be anti-dilutive.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

18. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

As of September 30, 2026, we owned a 25% equity interest in ECOTEC in which we have elected the fair value option to account for this investment. There were no purchases of equity interests or unrealized changes in the fair value of our investment in ECOTEC recognized during the three and nine months ended September 30, 2026 or 2025. The fair value of our investment in ECOTEC as of both September 30, 2026 and December 31, 2025 was $14.6 million and is included in other assets in our condensed consolidated balance sheets.

The fair value determination of this investment primarily consisted of unobservable inputs, which creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement, which was valued through an average of an income approach (discounted cash flow method) and a market approach (guideline public company method), are the WACC and the revenue multiples. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement. This fair value measurement is classified as Level 3. See Note 8 (“Investments in Unconsolidated Affiliates and Other Strategic Investments”) for further details.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Investments in Unconsolidated Affiliates and Other Strategic Investments

As of September 30, 2026 and December 31, 2025, the carrying value of our investments in which we have elected the fair value measurement alternative was $12.0 million and $10.6 million, respectively, and is included in other assets in our condensed consolidated balance sheets. There were no upward adjustments, impairments or downward adjustments to the carrying value of these investments as of both September 30, 2026 and December 31, 2025. See Note 8 (“Investments in Unconsolidated Affiliates and Other Strategic Investments”) for further details.

Compression Fleet

During the nine months ended September 30, 2026, we recorded nonrecurring fair value measurement adjustments related to our idle compressors. Our estimate of the compression fleet’s fair value was primarily based on the expected net sale proceeds compared with other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted-average disposal period of four years. These fair value measurements are classified as Level 3.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of our impaired compression fleet as of September 30, 2026 and December 31, 2025 was as follows:

(in thousands)	September 30, 2026	December 31, 2025
Impaired compression fleet	$1,729	$871

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compression fleet being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average(1)
Estimated net sale proceeds:
As of September 30, 2026	$0 - $375 per horsepower	$62 per horsepower
As of December 31, 2025	$0 - $241 per horsepower	$54 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 18% and 19% as of September 30, 2026 and December 31, 2025, respectively.

See Note 14 (“Long-Lived and Other Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	September 30, 2026	December 31, 2025
Carrying amount of fixed rate debt (1)	$1,500,000	$1,500,000
Fair value of fixed rate debt	1,443,000	1,527,000
(1) Carrying amounts exclude unamortized premium and deferred financing costs. See Note 10 (“Long-Term Debt”) for further details.

19. Related Party Transactions

ECOTEC

During the nine months ended September 30, 2026, we made purchases of $0.3 million from our unconsolidated affiliate ECOTEC, whereas during the three and nine months ended September 30, 2025, we made purchases of $0.1 million and $0.4 million, respectively.

FGC Holdco

During the three and nine months ended September 30, 2026, we made no purchases from our unconsolidated affiliate FGC Holdco, whereas during the three and nine months ended September 30, 2025, we made purchases of $0.4 million and $3.5 million, respectively.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

In August 2025, we amended the limited liability agreement that we, together with ColdStream, entered into with FGC Holdco in October 2024, and agreed to, among other items, cancel our remaining MaCH4 NRS purchase commitments. We incurred and paid an amendment fee of $3.6 million to FGC Holdco, which is included in other (income) expense, net, in our condensed consolidated statements of operations during the three and nine months ended September 30, 2025.

The carrying value of assets and liabilities recognized in our condensed consolidated balance sheets related to our variable interests in FGC Holdco and our maximum exposure to loss related to our involvement with an unconsolidated VIE were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Inventory	$5,776	$7,718
Property, plant and equipment	1,934	—
Investment in unconsolidated affiliate	2,239	159
Total VIE assets	9,949	7,877
Maximum exposure to loss	$9,949	$7,877

Hilcorp

From August 2019 to present, our Board of Directors has included a member affiliated with our customer Hilcorp or its subsidiaries or affiliates. During the three and nine months ended September 30, 2026, revenue from Hilcorp and affiliates was $9.3 million and $27.8 million, respectively, whereas during the three and nine months ended September 30, 2025, revenue from Hilcorp and affiliates was $9.2 million and $30.9 million, respectively. During the three and nine months ended September 30, 2026, there were no used equipment sales to Hilcorp and affiliates, whereas during the nine months ended September 30, 2025, we recorded a sale of used equipment to Hilcorp and affiliates of $9.9 million.

Accounts receivable, net due from Hilcorp and affiliates was $0.4 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively.

Shoreline AI

During the nine months ended September 30, 2026, we made purchases of $0.1 million from our unconsolidated affiliate Shoreline AI.

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

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Summarized financial information for our reporting segments is shown below:

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended September 30, 2026
Revenue (1)	$331,155	$39,656	$370,811
Cost of sales, exclusive of depreciation and amortization	92,433	30,580	123,013
Adjusted gross margin	238,722	9,076	247,798

Three months ended September 30, 2025
Revenue (1)	$326,269	$56,161	$382,430
Cost of sales, exclusive of depreciation and amortization	86,710	43,115	129,825
Adjusted gross margin	239,559	13,046	252,605

Nine Months Ended September 30, 2026
Revenue (1)	$991,295	$124,521	$1,115,816
Cost of sales, exclusive of depreciation and amortization	280,376	95,707	376,083
Adjusted gross margin	710,919	28,814	739,733

Nine Months Ended September 30, 2025
Revenue (1)	$944,993	$167,752	$1,112,745
Cost of sales, exclusive of depreciation and amortization	272,661	128,258	400,919
Adjusted gross margin	672,332	39,494	711,826
(1)	Segment revenue includes only sales to external customers.

The following table reconciles gross margin, the most directly comparable GAAP measure, to adjusted gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$370,811	$382,430	$1,115,816	$1,112,745
Cost of sales, exclusive of depreciation and amortization	(123,013)	(129,825)	(376,083)	(400,919)
Depreciation and amortization	(71,948)	(67,130)	(213,160)	(187,889)
Gross margin	175,850	185,475	526,573	523,937
Depreciation and amortization	71,948	67,130	213,160	187,889
Adjusted gross margin	$247,798	$252,605	$739,733	$711,826

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles adjusted gross margin to income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Adjusted gross margin	$247,798	$252,605	$739,733	$711,826
Less:
Selling, general and administrative	26,049	37,676	110,921	111,127
Depreciation and amortization	71,948	67,130	213,160	187,889
Long-lived and other asset impairment	3,217	4,676	13,357	16,495
Restructuring charges	—	688	261	1,497
Debt extinguishment gain	—	—	(687)	—
Interest expense	37,017	43,661	113,543	123,113
Transaction-related costs	270	1,767	1,194	11,829
Gain on sale of assets, net	(2,146)	(3,835)	(12,559)	(15,467)
Other (income) expense, net	(103)	3,984	(1,675)	459
Income before income taxes	$111,546	$96,858	$302,218	$274,884

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

Significant 2026 Transactions

2028 Notes Redemption

On April 1, 2026, we repurchased our 2028 Notes. The 2028 Notes were redeemed at 100% of their $800.0 million aggregate principal amount plus accrued and unpaid interest of approximately $25.0 million with borrowings under the Credit Facility. We recorded a debt extinguishment gain of $0.7 million during the second quarter of 2026 due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million. See Note 10 (“Long-Term Debt”) for further details.

2034 Notes

On January 21, 2026, we completed a private offering of $800.0 million aggregate principal amount of 6.0% senior notes due 2034 and received net proceeds of $789.4 million after deducting issuance costs. In January 2026, the approximately $10.6 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statements of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under our Credit Facility. See Note 10 (“Long-Term Debt”) for further details.

Operating Highlights

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(horsepower in thousands)	2026	2025	2026	2025
Total available horsepower (at period end) (1)	4,811	4,845	4,811	4,845
Total operating horsepower (at period end) (2)	4,537	4,651	4,537	4,651
Average operating horsepower (3)	4,528	4,647	4,534	4,454
Horsepower utilization:
Spot (at period end)	94%	96%	94%	96%
Average	94%	96%	95%	96%
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

Adjusted gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, long-lived and other asset impairment, restructuring charges, debt extinguishment gain, interest expense, transaction-related costs, gain on sale of assets, net, other (income) expense, net, provision for income taxes and equity in net loss of unconsolidated affiliate. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to adjusted gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net income	$84,466	$71,248	$224,980	$205,518
Selling, general and administrative	26,049	37,676	110,921	111,127
Depreciation and amortization	71,948	67,130	213,160	187,889
Long-lived and other asset impairment	3,217	4,676	13,357	16,495
Restructuring charges	—	688	261	1,497
Debt extinguishment gain	—	—	(687)	—
Interest expense	37,017	43,661	113,543	123,113
Transaction-related costs	270	1,767	1,194	11,829
Gain on sale of assets, net	(2,146)	(3,835)	(12,559)	(15,467)
Other (income) expense, net	(103)	3,984	(1,675)	459
Provision for income taxes	26,660	25,425	75,885	68,994
Equity in net loss of unconsolidated affiliate	420	185	1,353	372
Adjusted gross margin	$247,798	$252,605	$739,733	$711,826

The following table reconciles gross margin, the most directly comparable GAAP measure, to adjusted gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$370,811	$382,430	$1,115,816	$1,112,745
Cost of sales, exclusive of depreciation and amortization	(123,013)	(129,825)	(376,083)	(400,919)
Depreciation and amortization	(71,948)	(67,130)	(213,160)	(187,889)
Gross margin	175,850	185,475	526,573	523,937
Depreciation and amortization	71,948	67,130	213,160	187,889
Adjusted gross margin	$247,798	$252,605	$739,733	$711,826

RESULTS OF OPERATIONS

Summary of Results

Revenue was $370.8 million and $382.4 million during the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by decreased revenue from our aftermarket services business, partially offset by increased revenue from our contract operations business. See “Contract Operations” and “Aftermarket Services” below for further details.

Revenue was $1,115.8 million and $1,112.7 million during the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by increased revenue from our contract operations business, partially offset by decreased revenue from our aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income was $84.5 million and $71.2 million during the three months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by decreases in SG&A and interest expense, as well as a change to other income, net in the three months ended September 30, 2026 from other expense, net in the three months ended September 30, 2025. These decreases were partially offset by an increase in depreciation and amortization, as well as lower adjusted gross margin from our aftermarket services business.

Net income was $225.0 million and $205.5 million during the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by higher adjusted gross margin from our contract operations business and a change to other income, net in the nine months ended September 30, 2026 from other expense, net in the nine months ended September 30, 2025, as well as decreases in transaction-related costs, interest expense and long-lived and other asset impairment. These decreases were partially offset by increases in depreciation and amortization and provision for income taxes, as well as lower adjusted gross margin from our aftermarket services business and a decrease in gain on sale of assts, net.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Contract Operations

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$331,155	$326,269	1%
Cost of sales, exclusive of depreciation and amortization	92,433	86,710	7%
Adjusted gross margin	$238,722	$239,559	(0)%
Adjusted gross margin percentage (1)	72%	73%	(1)%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $4.9 million primarily due to higher rates, partially offset by sales of active horsepower.

The increase in cost of sales, exclusive of depreciation and amortization was primarily due to a net increase of $8.2 million in non-income taxes due to a $9.9 million net benefit recorded during the three months ended September 30, 2025 as a result of certain sales and use tax audit settlements, partially offset by a decrease in non-income tax expense for the three months ended September 30, 2026, as well as an increase of $2.3 million in make-ready costs to put idle compression equipment back to work, and an increase of $0.9 million in lube oil expenses due to higher prices, partially offset by a reduction in volumes purchased. These increases were partially offset by a decrease of $3.7 million in parts expense due to lower service activity levels, and a decrease of $3.0 million in employee compensation and benefits expense. We continue to anticipate lube oil cost pressure in the fourth quarter of 2026.

The decreases in adjusted gross margin and adjusted gross margin percentage were mainly driven by an increase in cost of sales, exclusive of depreciation and amortization that outpaced revenue growth.

Aftermarket Services

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$39,656	$56,161	(29)%
Cost of sales, exclusive of depreciation and amortization	30,580	43,115	(29)%
Adjusted gross margin	$9,076	$13,046	(30)%
Adjusted gross margin percentage (1)	23%	23%	—%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business decreased primarily due to reduced customer demand for major maintenance service activity, as well as lower parts sales.

The decrease in cost of sales, exclusive of depreciation and amortization, was primarily driven by decreased service activity, including differences in the scope, timing and type of services performed.

The decrease in adjusted gross margin was mainly driven by a decrease in revenue that slightly outpaced the decrease in cost of sales, exclusive of depreciation and amortization.

Costs and Expenses

	Three Months Ended
	September 30,
(in thousands)	2026	2025
Selling, general and administrative	$26,049	$37,676
Depreciation and amortization	71,948	67,130
Long-lived and other asset impairment	3,217	4,676
Restructuring charges	—	688
Interest expense	37,017	43,661
Transaction-related costs	270	1,767
Gain on sale of assets, net	(2,146)	(3,835)
Other (income) expense, net	(103)	3,984

Selling, general and administrative. SG&A decreased for the three months ended September 30, 2026 primarily due to lower long-term incentive compensation expense, including a $7.0 million decrease in cash-settled incentive compensation expense as a result of changes in our stock price and a $3.4 million decrease in cash-settled incentive compensation expense pursuant to executive retention and certain other executive agreements, as well as a $2.9 million decrease in employee compensation and benefits expense. These decreases were partially offset by a $1.1 million increase in professional fees.

Depreciation and amortization. Depreciation and amortization increased primarily due to fixed assets additions, including depreciation associated with capital expenditures for compression units and transportation assets. This increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives as well as compression and other asset sales.

Long-lived and other asset impairment. The decrease in long-lived and other asset impairment was primarily due to the $0.9 million write-down of assets held for sale to estimated fair value less costs to sell recorded during the three months ended September 30, 2025, as well as a decrease of $0.6 million in compression fleet impairment.

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

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025
Idle compressors retired from the active fleet	20	20
Horsepower of idle compressors retired from the active fleet	13,000	11,000
Impairment recorded on idle compressors retired from the active fleet	$3,217	$3,776

Assets Held For Sale

In connection with the classification of the disposal group as assets held for sale as of June 30, 2025, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell and recorded a write-down of $0.9 million during the three months ended September 30, 2025, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations. See Note 3 (“Business Transactions”) for further details.

Restructuring charges. Restructuring charges of $0.7 million during the three months ended September 30, 2025 consisted of property disposal and closure costs. See Note 15 (“Restructuring Charges”) for further details.

Interest expense. Interest expense decreased for the three months ended September 30, 2026, primarily due to a decrease in the average outstanding balance of long-term debt, as well as a decrease in the weighted-average effective interest rate.

Transaction-related costs. We incurred professional fees, compensation and other costs related to the NGCS Acquisition during the three months ended September 30, 2026 and 2025 of $0.1 million and $1.1 million, respectively. We incurred compensation and other costs related to the TOPS Acquisition during the three months ended September 30, 2026 and 2025 of $0.1 million and $0.7 million, respectively. See Note 3 (“Business Transactions”) for further details on the NGCS Acquisition.

Gain on sale of assets, net. Gain on sale of assets, net decreased for the three months ended September 30, 2026, primarily due to gains of $1.2 million and $0.9 million on compression and other asset sales, respectively, compared to gains of $3.1 million and $0.7 million on compression and other asset sales, respectively, during the three months ended September 30, 2025.

Other (income) expense, net. The change to other income during the three months ended September 30, 2026 from other expense during the three months ended September 30, 2025 was primarily due to a limited liability agreement amendment fee of $3.6 million paid to FGC Holdco during the three months ended September 30, 2025 (see Note 19 (“Related Party Transactions”) for further details), as well as indemnification expense of $0.8 million related to a change in a previously recognized indemnification asset recognized during the three months ended September 30, 2025.

Provision for Income Taxes

Provision for income taxes increased during the three months ended September 30, 2026, primarily due to higher income before income taxes.

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Provision for income taxes	$26,660	$25,425	5%
Effective tax rate	24%	26%	(2)%

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Contract Operations

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$991,295	$944,993	5%
Cost of sales, exclusive of depreciation and amortization	280,376	272,661	3%
Adjusted gross margin	$710,919	$672,332	6%
Adjusted gross margin percentage (1)	72%	71%	1%
(1)	Defined as adjusted gross margin divided by revenue.

Revenue in our contract operations business increased approximately $46.3 million primarily due to higher rates and an additional four months of revenue from the compression units acquired in the NGCS Acquisition. These increases were partially offset by sales of active horsepower, including the compression units sold in the Flowco Disposition.

The increase in cost of sales, exclusive of depreciation and amortization, was primarily due to a net increase of $6.6 million in non-income taxes due to a $10.8 million net benefit recorded during the nine months ended September 30, 2025 as a result of certain sales and use tax audit settlements, partially offset by a decrease in non-income tax expense for the nine months ended September 30, 2026, and a net increase of $3.2 million in costs associated with the timing of the NGCS Acquisition in 2025, partially offset by a reduction in costs associated with asset dispositions in 2025, as well as an increase of $3.0 million in make-ready costs to put idle compression equipment back to work. These increases were partially offset by a decrease of $5.7 million in parts expense due to lower service activity levels, as well as a decrease of $4.5 million in lube oil expenses primarily due to lower prices and a decrease in volumes purchased. We continue to anticipate lube oil cost pressure in the fourth quarter of 2026.

The increases in adjusted gross margin and adjusted gross margin percentage were mainly driven by revenue growth that outpaced the increase in cost of sales, exclusive of depreciation and amortization.

Aftermarket Services

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Revenue	$124,521	$167,752	(26)%
Cost of sales, exclusive of depreciation and amortization	95,707	128,258	(25)%
Adjusted gross margin	$28,814	$39,494	(27)%
Adjusted gross margin percentage (1)	23%	24%	(1)%
(1) Defined as adjusted gross margin divided by revenue.

Revenue in our aftermarket services business decreased primarily due to reduced customer demand for major maintenance service activity as well as lower parts sales compared to the nine months ended September 30, 2025, which reflected higher parts sales, including the non-recurring sale of overhauled engines.

The decrease in cost of sales, exclusive of depreciation and amortization, was primarily driven by decreased service activity, including differences in the scope, timing and type of services performed.

The decreases in adjusted gross margin and adjusted gross margin percentage were mainly driven by a decrease in revenue that slightly outpaced the decrease in cost of sales, exclusive of depreciation and amortization.

Costs and Expenses

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Selling, general and administrative	$110,921	$111,127
Depreciation and amortization	213,160	187,889
Long-lived and other asset impairment	13,357	16,495
Restructuring charges	261	1,497
Debt extinguishment gain	(687)	—
Interest expense	113,543	123,113
Transaction-related costs	1,194	11,829
Gain on sale of assets, net	(12,559)	(15,467)
Other (income) expense, net	(1,675)	459

Selling, general and administrative. SG&A decreased for the nine months ended September 30, 2026 primarily due to a $2.3 million decrease in employee compensation and benefits expense and a $1.7 million decrease in professional fees.  These decreases were partially offset by a $1.7 million increase in information technology expense, a $1.6 million acceleration of expense recognition for long-term incentive compensation pursuant to an executive retention agreement, partially offset by a $0.9 million decrease in cash-settled incentive compensation expense as a result of changes in our stock price, a benefit of $0.8 million recognized during the nine months ended September 30, 2025 related to a change in previously recognized tax contingencies, as well as a $0.6 million increase in insurance expense.

Depreciation and amortization. Depreciation and amortization increased primarily due to fixed assets additions, including depreciation and amortization associated with the compression units and intangible assets acquired in the NGCS Acquisition, and depreciation associated with capital expenditures for compression units and transportation assets. This increase was partially offset by a decrease in depreciation associated with assets reaching the end of their depreciable lives as well as compression and other asset sales.

Long-lived and other asset impairment. The decrease in long-lived and other asset impairment was primarily due to the $9.6 million write-down of assets held for sale to estimated fair value less costs to sell as of June 30, 2025. The decrease was partially offset by an increase of $6.5 million in compression fleet impairment.

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

	Nine Months Ended
	September 30,
(dollars in thousands)	2026	2025
Idle compressors retired from the active fleet	120	70
Horsepower of idle compressors retired from the active fleet	54,000	28,000
Impairment recorded on idle compressors retired from the active fleet	$13,357	$6,859

Assets Held For Sale

In connection with the classification of the disposal group as assets held for sale as of June 30, 2025, we adjusted the carrying value of the disposal group to its estimated fair value less costs to sell and recorded a write-down of $9.6 million during the nine months ended September 30, 2025, which is included in long-lived and other asset impairment in our condensed consolidated statements of operations. See Note 3 (“Business Transactions”) for further details.

Restructuring charges. Restructuring charges of $0.3 million during the nine months ended September 30, 2026 consisted of property disposal and closure costs, whereas restructuring charges of $1.5 million during the nine months ended September 30, 2025 consisted of severance as well as property disposal and closure costs. See Note 15 (“Restructuring Charges”) for further details.

Debt extinguishment gain. We recorded a debt extinguishment gain of $0.7 million during the nine months ended September 30, 2026 as a result of the 2028 Notes Redemption, due to the write-off of unamortized debt premium of $4.0 million, which was partially offset by the write-off of unamortized debt issuance costs of $3.3 million.

Interest expense. Interest expense decreased for the nine months ended September 30, 2026, primarily due to a decrease in the weighted-average effective interest rate, as well as a decrease in the average outstanding balance of long-term debt.

Transaction-related costs. We incurred professional fees, compensation and other costs related to the NGCS Acquisition during the nine months ended September 30, 2026 and 2025 of $0.6 million and $8.7 million, respectively. We incurred compensation and other costs related to the TOPS Acquisition during the nine months ended September 30, 2026 and 2025 of $0.6 million and $3.1 million, respectively. See Note 3 (“Business Transactions”) for further details on the NGCS Acquisition.

Gain on sale of assets, net. Gain on sale of assets, net decreased for the nine months ended September 30, 2026, primarily due to gains of $9.1 million and $3.5 million on compression and other asset sales, respectively, compared to gains of $13.8 million and $1.5 million on compression and other asset sales, respectively, during the nine months ended September 30, 2025.

Other (income) expense, net. The change to other income during the nine months ended September 30, 2026 from other expense during the nine months ended September 30, 2025 was primarily due to a limited liability agreement amendment fee of $3.6 million paid to FGC Holdco during the nine months ended September 30, 2025 (see Note 19 (“Related Party Transactions”) for further details), as well as indemnification expense of $0.8 million related to a change in a previously recognized indemnification asset recognized during the nine months ended September 30, 2025, partially offset by a decrease in proceeds from insurance and other settlements.

Provision for Income Taxes

Provision for income taxes increased during the nine months ended September 30, 2026, primarily due to higher income before income taxes.

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2026	2025	(Decrease)
Provision for income taxes	$75,885	$68,994	10%
Effective tax rate	25%	25%	—%

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

Cash Requirements

Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to provide those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•	operating expenses, namely employee compensation and benefits, inventory and lube oil purchases;
•	growth capital expenditures;
•	maintenance capital expenditures;
•	interest on our outstanding debt obligations;
•	dividend payments to our stockholders;
•	shares repurchased under the Share Repurchase Program; and
•	to cover taxes required to be withheld on the vesting date of long-term incentive grants to employees.

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

Growth capital expenditures were $194.3 million and $299.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, electric motor, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $106.7 million and $84.8 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in maintenance capital expenditures was primarily due to an increase in scheduled and unscheduled maintenance activities due to maintenance cycle requirements and the addition of the compression units acquired in the NGCS Acquisition.

Projected Capital Expenditures. We currently plan to spend approximately $400 million to $445 million on capital expenditures during 2026, primarily consisting of approximately $250 million to $275 million for growth capital expenditures and approximately $125 million to $135 million for maintenance capital expenditures.

Purchase Commitments. As of September 30, 2026, we have purchase commitments for new fleet assets with anticipated deliveries through 2030 in the amount of $958.1 million, of which $278.1 million is due within the next 12 months.

Returning Capital to Stockholders

We continue to return capital to stockholders through quarterly dividends and share repurchases. On October 22, 2026, our Board of Directors declared a quarterly dividend of $0.23 per share of common stock, or approximately $40.5 million, to be paid on November 10, 2026 to stockholders of record at the close of business on November 3, 2026. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors. In October 2025, our Board of Directors approved an additional increase to our Share Repurchase Program of $100.0 million through December 31, 2026, and as of September 30, 2026, available capacity under the Share Repurchase Program was $113.2 million. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion.

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

During the nine months ended September 30, 2026 and 2025, our Credit Facility had an average daily balance of $682.8 million and $653.6 million, respectively. The weighted-average annual interest rate on the outstanding balance under the Credit Facility was 5.5% and 5.8% at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, there were $3.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 1.7%.

As of September 30, 2026, we were in compliance with all covenants under our Amended and Restated Credit Agreement. Additionally, all undrawn capacity on our Credit Facility was available for borrowings as of September 30, 2026.

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

Cash Flows

Our cash flows, as reflected in our condensed consolidated statements of cash flows, are summarized below:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$505,459	$407,629
Investing activities	(296,960)	(592,384)
Financing activities	(205,905)	184,418
Net increase (decrease) in cash and cash equivalents	$2,594	$(337)

Operating Activities

The increase in net cash provided by operating activities was primarily due to tax refund receipts of $41.5 million and higher adjusted gross margin from our contract operations business.

Investing Activities

The decrease in net cash used in investing activities was primarily due to $294.6 million of cash consideration paid, net of cash acquired, in the NGCS Acquisition during the nine months ended September 30, 2025, as well as an $85.3 million decrease in capital expenditures. These decreases were partially offset by a $71.0 million reduction in proceeds from the sale of a business and a $6.0 million reduction in proceeds from the sale of property, equipment and other assets.

Financing Activities

The change to net cash used in financing activities from net cash provided by financing activities was primarily due to net repayments on our Credit Facility of $58.2 million compared to net borrowings on our Credit Facility of $360.4 million in the prior year, a $14.4 million increase in dividends paid to stockholders and an $8.8 million increase in payments for debt issuance costs. These increases were partially offset by a $50.0 million decrease in shares repurchased under the Share Repurchase Program. Additionally, proceeds from the issuance of the 2034 Notes in January 2026 were offset by the 2028 Notes Redemption in April 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility.

As of September 30, 2026, we had $860.3 million of variable interest rate indebtedness outstanding at a weighted-average annual interest rate of 5.5%.

A 1% increase or decrease in the effective interest rate on our Credit Facility’s outstanding balance at September 30, 2026 would have resulted in an annual increase or decrease in our interest expense of $8.6 million.

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

As of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes shares repurchased and shares withheld during the three months ended September 30, 2026:

			Total number of	Approximate dollar
		Average	shares repurchased	value of shares
		price	as part of publicly	that may yet be
	Total number	paid per	announced plans	purchased under the
(dollars in thousands, except per share amounts)	of shares purchased (1)	share (2)	or programs (3)	plans or programs (3)
July 1, 2026 — July 31, 2026	55,955	$37.85	—	$113,233
August 1, 2026 — August 31, 2026	—	—	—	113,233
September 1, 2026 — September 30, 2026	—	—	—	113,233
Total	55,955	$37.85	—
(1)	Represents shares of common stock purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and shares repurchased under the Share Repurchase Program during the period. See Note 12 (“Stockholders’ Equity”) for further details.
(2)	Average price paid per share includes costs associated with the repurchase, as applicable.
(3)	Our Board of Directors authorized the Share Repurchase Program in April 2023, which allowed us to repurchase and retire up to $50.0 million of outstanding common stock. Between April 2024 and October 2025, extensions of the Share Repurchase Program were approved by our Board of Directors to repurchase and retire outstanding common stock through December 31, 2026. See Note 12 (“Stockholders’ Equity”) for further details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1†

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

November 3, 2026